Form 10KSB40
period 1999-09-30
PEREGRINE INDUSTRIES INC
filed 2000-01-13
CIK 1061164

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

Date of Report (Date of earliest event reported) - September 30, 1999

                           Peregrine Industries, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Florida                     000-27511                 65-0611007
--------------------------------------------------------------------------------
(State or other jurisdiction         (Commission              (IRS Employer
     of incorporation)               File Number)          Identification No.)

              746 South Military Trail, Deerfield Beach, FL 33442
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code   954-725-8041
                                                     ------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      none
                         -----------------------------
                              (Title of each class)

                    Name of each exchange on which registered
                                 not applicable
                         -----------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                         -----------------------------

                         -----------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year. $ 7,258,829 for the 12 months ended September 30, 1999.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of the Company's common stock on January 11, 2000 is approximately $15,589,062.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of January 11, 2000, 13,760,000 shares of Common Stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act").
Not Applicable.

         Transitional Small Business Disclosure Form (check one):

         Yes [ ]           No  [X]

         This discussion in this annual report regarding the Company and its business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on the Company's beliefs, as well as assumptions the Company has used based upon information currently available to it. Because these statements reflect the Company's current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward- looking statements. A reader, whether investing in the Company's securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

                                     PART I

Item 1.           Description of Business

General

         Peregrine Industries, Inc. (the "Company") designs and manufactures heat pump pool heaters, residential air conditioners and parallel flow coils for the heating, ventilation and air conditioning (HVAC) industry. The Company's current customer base includes companies in the United States, Canada, South America, Europe and Africa.

         The Company was formed under the laws of the State of Florida in October 1995. Our Canadian operations are conducted through our subsidiary Thermopompe Peregrine Heat Pump ("Peregrine Canada"), a Quebec corporation. In June 1998, the Company formed a wholly-owned subsidiary, Peregrine Global, Inc. ("Peregrine Global"), a Virgin Islands corporation. Peregrine Global, a foreign sales corporation, was formed to take advantage of more favorable income tax rates on profits generated from export sales. In September 1998 the Company formed Alcool, Inc. ("Alcool"), an Alabama corporation and a wholly-owned subsidiary of the Company. Alcool was formed to manufacture the Company's parallel flow coils. When used herein, the "Company" shall include Peregrine Industries, Inc. and its subsidiaries Peregrine Canada, Alcool and Peregrine Global.

         The Company's fiscal year end is September 30 and its executive offices are located at 746 South Military Trail, Deerfield Beach, Florida 33442. The Company's telephone number is 954-725-8041.

Products

Pool Heaters

         The Company is the designer and manufacturer of a complete line of performance heat pump pool heaters whose standard features include micro-processor digital controls, a dual thermostat and automatic pool pump management. The Company distributes these products under private labels of certain of its wholesale customers, as well as under the Company's brand name Smartemp(TM).

         The Company is also the designer and manufacturer of the Smartemp Plus(TM), an all-in-one, complete environmental control system. This single unit heat pump functions as a residential air conditioner, hot water heater and swimming pool heater. Smartemp Plus(TM) uses a micro-processor to manage the operation and energy use of the air conditioner, pool heater and water heater, as well as the pool filtration system. The unit components can also be programmed to function independently, thus providing year round usage in a variety of climates.

         Both the Smartemp (TM) and Smartemp Plus (TM) units have been certified by Applied Research Laboratories, a nationally recognized independent testing facility, and meet the seasonal energy efficiency requirements (SEER) of the National Appliance Energy Conservation Act of 1987.

Residential Air Conditioners

         The Company is the designer and manufacturer of two residential central air conditioning systems, the Seaire(TM) and the MicroCool. The design of pool heaters and air conditioners is similar in that both use the common technology of heat transfer through evaporating and condensing coils. The Company began research and development activities on air conditioning products in early 1998 as a result of product inquiries from its customers seeking a low cost, high efficiency air conditioner. The Company introduced its residential central air conditioning systems in May 1999. Management of the Company believes the Seaire(TM) is more compact that other models on the market as a result of the incorporation of the Company's parallel flow coil. In management's opinion, the Seaire(TM) is more efficient than any other central air conditioning system currently on the market, with SEER ratings of approximately 16, as compared to an industry average of 12. The SEER rating gives an indication of the performance efficiency of the system. The higher the SEER rating, the more efficient the unit. The more efficient the unit, the lower the operating costs.

Parallel Flow Coil

         The Company designed and manufactures a propriety parallel flow coil which is incorporated into the Company's products. The architecture of the new coil allows more primary surface contact with the air while the secondary surface, with shorter metallurgically bonded fins, allows for an even and flat temperature gradient across the coil compared with round tube and fin coils. The even and flat temperature gradient allows for a substantial increase (up to 30% to 40%) in latent heat removal and an increase in evaporating temperature to as high as 50 degrees. This technology lowers indoor humidity and energy consumption.

Manufacturing and Distribution

         The Company manufactures its pool heaters, environmental control systems and residential air conditioners at its Deerfield Beach, Florida location, and its parallel flow coil at its Montgomery, Alabama location. The Company's manufacturing process relies on the purchase of certain components from a variety of third party suppliers and in-house fabrication of the balance of the components used in the manufacture of the Company's products. Other than the micro-processors which are incorporated into the Company's products, the Company has secured multiple sources at competitive prices for components purchased from third party suppliers. The Company is reliant, however, on Viconics, Inc., a single third-party source, for the micro-processors which are contained in the Smartemp (TM) and Smartemp Plus (TM) products. The Company believes it will establish a second source for these micro-processors, at substantially the same terms and conditions, by the end of fiscal 2000.

         The Company historically has had two customers which have accounted for a significant portion of its sales. The following table provides information on the amount of sales to these two customers for the period indicated, and the percentage such sales represent to the Company's revenues for such period.

                                                      Year Ended September 30,
                                                      ------------------------
                                            1999                       1998                    1997
                                            ----                       ----                    ----
                                    Amount           %        Amount            %       Amount            %
Heliotek Maguinas E                 $1,385,339       17%      $2,916,000        35%     $2,743,000        47%
R&D Technology                      $3,332,035       43%      $3,000,000        36%     $1,868,000        32%

         Management of the Company has continue its efforts begun in fiscal 1998 to broaden its revenue base so as to minimize the Company's historical dependence upon these two customers. Subsequent to September 1, 1999, the Company now sells its products directly to R&D Technology's former Florida distributors, and it no longer sells product to R&D Technology. These efforts included expanding the number of distributors for the Company's products. The Company's targets for this desired expansion included companies with nationwide distribution channels. Since September 1999 the Company has been successful in establishing relationships with three distributors, each of which have either nationwide or regional distribution channels. However, as these relationships have just been established, and these distributions have no contractual requirement to purchase any products from the Company, there can be no assurances management's efforts will be successful. Until management has been successful in its efforts, of which there can be no assurance, the loss of one or more of these customers could have a material adverse effect on the business and operations of the Company until replacement customers are secured, of which there can be no assurances.

         To date, all parallel flow coils manufactured by the Company have been incorporated into the Company's products. During fiscal 2000 the Company anticipates that it will begin marketing and selling these coils to other manufacturers in the HVAC industry. Management of the Company cannot anticipate, as of the date hereof, the degree of success, if any, the Company will meet with in this area.

Product Service and Warranty

         The Company offers a 12-60 month warranty on its products. To date, the Company has experienced minimal warranty expenses; however, as a result of the relatively short history of the Company, it is unable to accurately forecast warranty costs in the future. Since inception, the Company has estimated its warranty expenses based upon an internal review of its actual historical warranty costs. These reserves are adjusted on a quarterly basis based upon both actual warranty expense during the prior periods, as well the total number of units sold to date by the Company and increases in reserves with the introduction of new products . The following table sets forth the warranty reserves for the periods indicated

         Warranty reserve balance at September 30, 1997                         $  56,907
         Warranty expenses during fiscal 1998                                     (66,468)
         Increases in warranty reserves during fiscal 1998                         81,339
                                                                                ---------
         Warranty reserve balance at September 30, 1998                            71,778
         Warranty expenses during fiscal 1999                                     (96,214)
         Increases in warranty reserves during fiscal 1999                         78,072
                                                                                ---------
         Warranty reserve balance at September 30, 1999                         $  53,636
                                                                                =========

         There can be no assurances that any reserves the Company may make for future warranty costs will be adequate.

Industrial Development Bond

         In March 1999, in connection with the establishment of the Company's Montgomery, Alabama manufacturing facility, the Industrial Development Board of the City of Montgomery, Alabama issued $2,460,000 aggregate principal amount of Variable/Fixed Rate Industrial Development Bonds, Series 1999 (the "Bonds"). The proceeds form the Bonds were used by the Company for long-term financing for the acquisition of production equipment for Alcool, and for the partial repayment of a commercial term loan. The Bonds were issued under a Trust Indenture dated February 1, 1999 and maturing on February 1, 2007. Interest is payable monthly at a variable weekly rate based on the average rate for similar issued as determined by the remarketing agent. The rate at November 30, 1999 was 4.1%.

         As collateral for the Bonds, the Company executed a Mortgage Security Agreement and Assignment of Rents and Leases in favor of the bank, whereby the bank was granted a mortgage on and a security interest in the Alcool production equipment and an assignment of the interest of Alcool under its lease agreement for its principal facilities in

Montgomery, Alabama. The Bonds are also backed by a letter of credit with an original amount of $2,503,809 issued by SouthTrust Bank, N.A. which expires on February 15, 2007, subject to an earlier expiration as set forth in the letter of credit. Mr. Merrill A. Yarbrough, the Company's President and CEO, individually guaranteed the Bonds and assigned a key man life insurance policy in the amount $1,000,000. Peregrine Global issued a corporate guarantee dated February 1, 1999.

         Merchant Capital, L.L.C., an NASD member firm, is the remarketing agent for the Bonds. The Company is required to maintain certain financial ratios while the Bonds remain outstanding, including debt service ratio coverage of 1.25:1 and debt to tangible ratio coverage of 2:1. At September 30, 1999 the Company was in default in certain of these ratios. A waiver was obtained from the bank for all default occurrences of the above-mentioned covenants for fiscal 1999 and through the period October 1, 1999 through January 15, 2000. Additionally, the covenants were temporarily modified retroactively to October 1, 1999 up to October 1, 2000 to allow the Company to comply with the covenants. See Part II, Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operations and Item 7. Financial Statements.

         The Company has further agreed to limit its capital expenditures outside the United States to a maximum of $75,000 per year and to require its customers (excluding Canadian customers) to tender payment in United States Dollars. Finally, during the period in which the Bonds are outstanding, Mr. Yarbrough must retain at least 51% ownership interest in the Company.

Government Regulation

         The Company is subject to regulations promulgated under the National Appliance Energy Conservation Act of 1987, as amended, and various state regulations concerning the energy efficiency of its products. All of the Company's products comply with the National Appliance Energy Conservation Act of 1987. The Company does not believe that such regulations will have a material adverse effect on its business.

         Environmental laws that affect or could affect the Company's operations include, among others, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and regulations promulgated under these acts, and various other Federal, state and local laws and regulations governing environmental matters. The Company believes it is in substantial compliance with such existing environmental laws and regulations.

Competition

         The markets in which the Company does business are extremely competitive and are dominated by companies with established brand recognition and who have a longer history of operations and are better capitalized than the Company. In particular, the

Company competes against a variety of swimming pool heat pump manufacturers and against numerous manufacturers of residential central air conditioning systems including, but not limited to, York, Rheem, Carrier and Lennox. Management believes the Company holds a competitive advantage based upon the superior operating results of its products and the incorporation of the Company's parallel flow coil into its products. There are no assurances, however, that management's belief is correct. In addition, if the Company is successful in marketing its parallel flow coil to other HVAC manufacturers for incorporation into their products, the Company may lose a portion of the competitive advantage it now holds. Ultimately, there can be no assurance whatsoever that the Company will ever effectively compete in its target markets.

Research and Development

         The Company conducts on-going research and development for its existing products to reduce manufacturing costs and increase product efficiency, as well as research and development of new products. For the fiscal years ended September 30, 1999, 1998 and 1997, the Company expended approximately $266,000, $200,000 and $105,400, respectively, in research and development costs.

Intellectual Property Rights

         The Company holds a United States patent (patent number 5,802,864) on the heat exchanger and heat transfer system which are the basis for the Smartemp(TM), and Smartemp(TM) Plus products, which such patent was issued on September 8, 1998. Although the Company has not secured registration of all of its marks, it has made application to the United States Patent and Trademark Office for a trademarks on the names " Smartemp", "Smartemp Plus", "Seaire" and Swimrite(TM) and for a patent outdoor evaporator using the parallel flow technology. The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in foreign jurisdictions. In general, there can be no assurance that the Company's efforts to protect its intellectual property rights through patent, copyright, trademark and trade secret laws will be effective to prevent misappropriation of our intellectual property. Any failure or inability by the Company to protect its proprietary rights could materially adversely effect its business, financial condition, and results of operations by lessening the value of the intellectual property and possibly increasing competition.

Employees

         The Company currently has 43 full time employees, of which 13 are managerial or administrative personnel and 30 are production/assembly personnel. The Company has no part-time employees. None of the Company's employees are represented by a labor union, and it is not governed by any collective bargaining agreements. Management believes its relationship with its employees is good. As the Company expands its operations, it will become necessary for the Company to increase its employee base. The

Company faces a competitive environment in the hiring of qualified employees. As a result, the Company may encounter certain difficulties in expanding its labor force.

Item 2.           Description of Property

         The Company presently leases approximately 28,000 square feet of office/warehouse space in Deerfield Beach, Florida which houses the Company's principal executive offices and Florida manufacturing facilities. These facilities are covered under two separate lease agreements with an unaffiliated third party. The first lease, which expires in September 2003, covers approximately 16,000 square feet at a current annual rent of approximately $99,000 (including common area maintenance and other costs). The second lease, which expires in September 2003, covers approximately 12,000 square feet at an annual rent of approximately $80,436 (including common area maintenance and other costs).

         Alcool leases an additional approximately 81,358 square feet of office/warehouse space in Montgomery County, Alabama which houses the Company's Alabama manufacturing operations. The lease, which is with an unaffiliated third party and is guaranteed by the Company, expires in December 2003 and provides for annual rent of approximately $265,860. The annual rental is comprised of approximately $244,080 in base rent and approximately $21,780 in "additional rent", which such amount is to amortize lessor's cost of $146,373 for certain improvements made to the property at Alcool's request over a 10 year period, using an interest factor of 8.5%. The lease may be renewed at Alcool's option for an additional five year term at the rate of $280,680 per year in base rent, plus the approximate $21,780 annually in "additional rent." At the option of Alcool, the principal amount may be prepaid at any time during the term of the lease. If Alcool does not exercise its option to renew this lease for an additional five year term, upon expiration of the initial term Alcool shall be required to pay to the lessor $88,455 representing the then remaining principal amount of the additional rent.

         The Company's Canadian operations are conducted from a portion of the residence of its Canadian sales manager. The Company pays the normal operating costs associated with these operations, including telephone, postage and miscellaneous office expenses. The Company does not pay any rental or lease payments to its Canadian sales manager.

Item 3.           Legal Proceedings

         The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management of the Company believes the outcome of such current legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in future periods. Management of the Company does not believe these matters will materially affect the Company's financial position.

Item 4.           Submission of Matters to a Vote of Security Holders

         None.
                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock has been listed for trading on the OTC Bulletin Board under the symbol "HVAC" since August 11, 1998. The following table sets forth, for the period since August 11, 1998, the high and low closing sales prices for the Common Stock as reported by the OTC Bulletin Board.

                                                                                    Common Stock
                                                                                    ------------
                                                                           High                    Low
                                                                           ----                    ---
August 11, 1998 - September 30, 1998                                       $2.75                   $1.9375
October 1, 1998 - December 31, 1998                                        $2.4375                 $1.875
January 1, 1999 - March 31, 1999                                           $3.875                  $3.00
April 1, 1999 - June 30, 1999                                              $6.00                   $3.00
July 1, 1999 - September 30, 1999                                          $3.375                  $1.75
October 1, 1999 - December 31, 1999                                        $3.00                   $1.00

         At January 11, 2000, the closing bid price of the Common Stock as reported on the OTC Bulletin Board was $1.25. At January 11, 2000, the Company has approximately 20 record shareholders. The Company, however, believes that it has in excess of 100 beneficial owners of its securities.

         The transfer agent for the Company's Common Stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

Dividend Policy

         The Company has never paid cash dividends on its Common Stock. The designations, rights and preference of the Series A 5% Cumulative Convertible Preferred Stock provide for annual dividends, in arrears, of 5%. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Item 6.           Management's Discussion and Analysis or Plan of Operation

Results of Operations

         Revenues for the fiscal year ended September 30, 1999 decreased approximately 13% from fiscal 1998. This reduction is attributable to:

         * a decrease of approximately 52% in orders from the Company's Brazilian customers from fiscal 1998. This decrease is the result of generally adverse economic conditions affecting that country,

         * a decrease of approximately 33% in shipments to the Company's Canadian customers from fiscal 1998. This decrease is related to the Company's inability to fill orders stemming from production delays during the start-up of its Alabama facility,

         * the delay in the Company's delivery of orders to its other customers which was the result of delays in the start-up of the product manufacturing in Alabama for the Company's new parallel flow coil.

         General and administrative expenses increased approximately 110% for the fiscal year ended September 30, 1999 from fiscal 1998 as a result of increased marketing costs associated with introduction of the Company's new products (approximately $150,000) and costs associated with an expansion of the Company's infrastructure in anticipation of introduction of the Company's new parallel flow coil and the residential central air conditioning systems. Management anticipates the Company will continue to incur additional general and administrative expenses during fiscal 2000.

         Research and development expenses for the fiscal year ended September 30, 1999 were attributable to costs associated with the parallel flow coil and the new heat exchanger. As the Company continues to develop new products, management anticipates the Company will continue to incur research and development costs.

         Approximately 20% of the pre-operating costs of new product lines was attributable to the Company's new line of residential air conditioners, with the balance attributable to the expansion of its operations through the Alcool subsidiary. The Company did not have comparable costs in fiscal 1998. Depreciation and amortization increased approximately 370% for fiscal 1999 from fiscal 1998 as a result of the establishment of Alcool's operations. Likewise, interest expense increased approximately 310% for the fiscal 1999 versus fiscal 1998 primarily as a result of costs associated with the Bonds. With the opening of Alcool's manufacturing facility, and the beginning of production of the Company's parallel flow coil, in fiscal 1999 the Company began generating revenue from the sale of scrap aluminum which is a by-product of the manufacturing process. While the Company anticipates it will continue to report other income from the sale of scrap aluminum, it anticipates the amount will decline with an increase in manufacturing efficiencies at the Alabama plant.

Liquidity and Capital Resources

         Net cash provided by operating activities for the fiscal year ended September 30, 1999 was $83,000 compared to net cash used by operating activities of $389,000 for fiscal 1998. This increase was primarily attributable to changes in working capital related to start-up cost at the Company's Alcool facility. Net cash used for investing activities for the fiscal year ended September 30, 1999 was $2,678,000 compared to $412,000 for fiscal 1998. The increase was attributable to the establishment of the Company's Alcool facility in Alabama. Net cash provided by financing activities for fiscal 1999 was $2,597,000 as compared to $843,000 for fiscal 1998. This increase was attributable to proceeds the

Company received from the Bonds, as well as funds available from the Company's credit line.

         The Company reduced its warranty reserve by approximately 25% at September 30, 1999 from September 30, 1998. This reduction in warranty reserve was made prior to the introduction of the Company's new products. The decision to make the reduction was based upon an internal review by the Company of its actual warranty costs, after which it was determined that the warranty reverse account was overstated. The Company believes its warranty reserve at September 30, 1999 was sufficient in view of historical warranty expenses to date, and the number of units subject to warranty claims.

         As described above, in connection with liabilities associated with the Bonds, the Company is required to maintain certain financial ratios. Likewise, the Company is required to maintain certain financial ratios in connection with a commercial term loan in the original principal amount of $1,500,000 which was incurred in connection with the establishment of the Alabama plant. The Company was in default of the Bonds and term loan covenants at September 30, 1999. A waiver was obtained from the banks for all default occurences of these covenants under both the Bonds and the commercial term loan for fiscal 1999 through January 15, 2000. See Item 7. Financial Statements - Note 6.

         The Company's working capital deficit at September 30, 1999 was $360,579. Other than internally generated working capital, the Company does not presently have any additional sources of working capital.

Year 2000 Compliance

         The Company was aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has reviewed all software and hardware used internally by it in all support systems to determine whether they are Year 2000 compliant. The software had already been upgraded by the manufacturer or was recently purchased and was Year 2000 compliant. The aggregate cost for the Year 2000 issue to the Company was not material. Since January 1, 2000 the Company has not experienced any disruptions in its systems or those of third parties with which it does business as a result of the Year 2000 issue. The Company cannot say, however, with any certainty that it will not experience any Year 2000 problems in the future.

Item 7.           Financial Statements

The Company's financial statements are contained in pages F-1 through F-24 as follows.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.
                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name                                        Age                                 Position
----                                        ---                                 --------
Merrill A. Yarbrough                        56                President, Chief Executive Officer and
                                                              Chairman of the Board

Howard E. Cobb                              73                Chief Financial Officer, Treasurer and
                                                              Director

Benjamin Swirksy                            57                Director

         Merrill A. Yarbrough. Mr. Yarbrough has been President, Chief Executive Officer and Chairman of the Board of the Company since its formation. Mr. Yarbrough was also founder and President of Alternative Energy Systems, Inc., a pool heater sales and installation company from its formation in 1987 until August 1995. See Item 12. Certain Relationships and Related Transactions. Prior to founding the Company in 1995, for approximately 15 years, Mr. Yarbrough was involved in the sales, service and installation in the heating, ventilation and air conditioning industry, primarily involving central air conditioning systems, heat pump pool heaters, solar pool heaters and residential water heaters. Mr. Yarbrough received a B.B.A. from the University of Miami.

         Howard E. Cobb. Mr. Cobb has been Chief Financial Officer, Treasurer and a director of the Company since October 1996. Mr. Cobb first joined the Company in December 1995 as its Comptroller. Prior to joining the Company, from March 1993 until December 1995, Mr. Cobb was self employed as a financial consultant. Mr. Cobb has held senior financial management positions in the high-technology operations of General Motors and International Telephone and Telegraph. Mr. Cobb received a B.S. in Business Administration from West Virginia Tech and has served as an officer in a chapter of Financial Executives Institute.

         Benjamin Swirsky. Mr. Swirsky has been a member of the Board of Directors since October 1998 and serves on the Audit and Compensation Committees of the Board of Directors. Since June 1998 Mr. Swirsky has been Chairman and CEO of Nextel Group, Inc., a telecommunications company which is a subsidiary of Easy Access, Inc., a publicly-traded company (OTCBB: EZZZ). From June 1993 until January 1998, Mr. Swirsky was President and Chief Executive Officer of Slater Steel, Inc., a publicly traded company listed on the Toronto Stock Exchange
(SSI) with investments in the steel, steel service, forging, pole-line hardware and trucking industries. Mr. Swirsky is also a member of the Board of Directors of the Four Seasons Hotel Corp., a chain of first class hotels located throughout the world, and serves on the Audit, Compensation and Governance committees of the Board. Mr. Swirsky also sits on the Board of Directors of a number of other companies, including (i) PC DOCS Group International Inc., a Canadian publicly-traded company (Nasdaq: DOCSF, TSE: DXX) where he currently serves as Chairman, (ii) CamVec Corp., a Canadian publicly-traded company (CAT.CV), (iii) MigraTEC Inc., a publicly-traded company (Nasdaq: MIGR) where he currently serves as Chairman, (iv) Easy Access, Inc., a publicly traded company listed on the OTC Bulletin Board (OTCBB: EZZZ), in which he is also a principal shareholder, (iv) Commercial Alcohols, Inc., in which he is also a principal shareholder, (v) Bee Line Monorail Systems, Inc. and (vi) Visual Data Corporation (Nasdaq NMS: VDAT).

Compliance With Section 16(a) of the Exchange Act

         The Company did not become subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act") until November 1999, and, accordingly its officers, directors and principal shareholders were not required to file reports required by Section 16(a) of the Exchange Act during fiscal 1999.

Item 10.          Executive Compensation

Cash Compensation

         The following table summarizes all compensation recorded by the Company in each of the last three fiscal years for the Company's Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000.

                                                                                       Long - Term
                                       Annual Compensation                         Compensation Awards
                                       -------------------                         -------------------
Name and                                               Other Annual  Restricted     Options/            All Other
Principal Position         Year     Salary      Bonus  Compensation   Stk Awds      SARs(#)     LTIP     Compen.
------------------         ----     ------      -----  ------------   --------      -------     ----     -------
Merrill A. Yarbrough       1999     $ 135,776     $0        $0           0            0           0        0
President, Chief           1998     $ 105,850     $0        $0           0            20,000(1)   0        0
Executive Officer,         1997     $ 67,187(2)   $0        $0           0            0           0        0
Chairman

(1) Excludes unvested options which may be granted pursuant to his Employment Agreement. See "Employment Agreements" and "Stock Option Plan" below.

(2) Prior to January 1997, all compensation received by Mr. Yarbrough was pursuant to management fees paid by the Company to Alternative Energy, Inc., a Florida corporation of which Mr. Yarbrough is the beneficial owner.

                 OPTION GRANTS IN YEAR ENDED SEPTEMBER 30, 1999

                                                                 Individual Grants
                                                     ---------------------------------------
                           No. of Securities         % of Total Options
                           Underlying                Granted to Employees           Exercise     Expiration
Name                       Options Granted           in Fiscal Year                 Price        Date
-------------------------------------------------------------------------------------------------------------
Merrill A. Yarbrough,
President, Chief
Executive Officer
and Chairman                  10,000(1)               10%                       $3.25            5-1-05

Howard E. Cobb,
Chief Financial
Officers, Treasurer
and Director                   5,000(2)                5%                       $3.25            5-1-05

----------

(1) Excludes options which may be granted under the Company's 1998 Stock Option Plan providing Mr. Yarbrough remains an employee of the Company or options which may be granted pursuant to his Employment Agreement. See "Employment Agreements" and "Stock Option Plan" below.

(2) Excludes options which may be granted under the Company's 1998 Stock Option Plan providing Mr. Cobb remains an employee of the Company. See "Employment Agreements" below.

           AGGREGATE OPTION EXERCISES IN YEAR ENDED SEPTEMBER 30, 1999
                           AND YEAR-END OPTION VALUES

                                                        No. of Securities
                                                       Underlying Options          Value of Unexercised
                                                           Options at             In-the-Money options at
                        Shares                         September 30, 1999          September 30, 1999(1)
                      Acquired on     Value      ---------------------------------------------------------
Name                   Exercise     Realized     Exercisable      Unexercisable       Unexercisable
----------------------------------------------------------------------------------------------------------
Merrill A. Yarbrough
President, Chief
Executive Officer,
and Director               0           n/a           15,000         15,000           $0          $0

Howard E. Cobb,
Chief Financial
Officer, Treasurer
and Director               0           n/a            7,500          7,500           $0          $0

----------
                                       13

(1) The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price of $3.25 per share and $2.00 per share, being the closing price of the Company's Common Stock on September 30, 1999 as reported NASD OTC Bulletin Board.

Employment Agreements

Merrill A. Yarbrough

         Effective April 30, 1998 the Company entered into a three year employment agreement with Merrill A. Yarbrough, the Company's Chief Executive Officer, President and Chairman of the Board of Directors. The terms of this agreement, which is renewable for additional one year terms at the Company's option, provides for an annual base salary of $145,000 (as adjusted), which such amount may be increased by vote of the Board of Directors (with Mr. Yarbrough abstaining) in the event of a material change in the scope of his duties as a result of a significant expansion of the Company's business and operations, a material diversification of the Company's business activities, one or more acquisitions or other similar long-term, permanent occurrences which would result in Mr. Yarbrough undertaking additional responsibilities. The agreement also provide, among other things, for (i) participation in any profit-sharing or retirement plan and in other employee benefits applicable to employees and executives of the Company, (ii) an automobile allowance and fringe benefits commensurate with the duties and responsibilities of Mr. Yarbrough, and (iii) benefits in the event of disability and contain certain non-disclosure and non-competition provisions.

         Under the agreement, Mr. Yarbrough was granted 20,000 four year NSO options under the Company's 1998 Stock Option Plan to purchase shares of the Company's Common Stock at $1.00 per share, which such options vested 10,000 options on May 1, 1998, 5,000 option on May 1, 1999 and the remaining 5,000 options vest on May 1, 2000. Under the terms of the agreement, on May 1, 1999, he was granted an additional 10,000 five year NSO options, exercisable at $3.25 per share, being fair market value on the date of grant, and vesting in equal thirds on each of May 1, 2000, 2001 and 2002. Likewise, providing Mr. Yarbrough remains an employee of the Company on May 1, 2000, he will be entitled to be granted an additional 10,000 five year NSO options, also exercisable at fair market value on the date of grant, and vesting in equal thirds on each of May 1, 2001, 2002 and 2003. All of the foregoing options are eligible for accelerated vesting (at the then current fair market value of the Company's Common Stock) in the event of (i) a sale of all or substantially all of the assets of the Company or (ii) a merger, stock exchange or other form of business combination the result of which being that the then current shareholders of the Company, will own, after the consummation of such business combination, less that 49% of the then issued and outstanding voting securities of the Company.

         Under the terms of the Agreement, the Company may terminate the employment of Mr. Yarbrough either with or without cause. If the Agreement is terminated by the Company without good cause (which requires a six month notice provision), the Company would be obligated to pay Mr. Yarbrough an amount equal to 18 months then current base salary under the Agreement. To the extent that Mr. Yarbrough is terminated for cause, no severance benefits shall be paid to him.

Howard E. Cobb

         Effective April 30, 1998 the Company entered into a three year employment agreement with Howard E. Cobb, the Company's Chief Financial Officer, Treasurer and a member of the Board of Directors. The terms of this agreement, which is renewable for additional one year terms at the Company's option, provides for an annual base salary of $60,000 (as adjusted), which such amount may be increased by vote of the Board of Directors (with Mr. Cobb abstaining) in the event of a material change in the scope of his duties as a result of a significant expansion of the Company's business and operations, a material diversification of the Company's business activities, one or more acquisitions or other similar long-term, permanent occurrences which would result in Mr. Cobb undertaking additional responsibilities. The agreement also provide, among other things, for (i) participation in any profit-sharing or retirement plan and in other employee benefits applicable to employees and executives of the Company,
(ii) fringe benefits commensurate with the duties and responsibilities of Mr. Cobb, and (iii) benefits in the event of disability and contain certain non-disclosure and non-competition provisions.

         Under the agreement, Mr. Cobb was granted 10,000 four year ISO options under the Company's 1998 Stock Option Plan to purchase shares of the Company's Common Stock at $1.00 per share, which such options vested 5,000 options on May 1, 1998, an additional 2,500 options vested on May 1, 1999, and the remaining options vest on May 1, 2000. Under the terms of the agreement, on May 1, 1999 Mr. Cobb granted an additional 5,000 five year ISO options, exercisable $3.25 per share, being the fair market value on the date of grant, and vesting in equal thirds on each of May 1, 2000, 2001 and 2002. Likewise, providing Mr. Cobb remains an employee of the Company on May 1, 2000, he will be entitled to be granted an additional 5,000 five year ISO options, also exercisable at fair market value on the date of grant, and vesting in equal thirds on each of May 1, 2001, 2002 and 2003. All of the foregoing options are eligible for accelerated vesting (at the then current fair market value of the Company's Common Stock) in the event of (i) a sale of all or substantially all of the assets of the Company; or (ii) a merger, stock exchange or other form of business combination the result of which being that the then current shareholders of the Company, will own, after the consummation of such business combination, less that 49% of the then issued and outstanding voting securities of the Company.

         Under the terms of the Agreement, the Company may terminate the employment of Mr. Cobb either with or without cause. If the Agreement is terminated by the Company without good cause (which requires a 30-day notice provision), the Company would be obligated to pay Mr. Cobb an amount equal to 11 months then current base salary under the Agreement. To the extent that Mr. Cobb is terminated for cause, no severance benefits shall be paid to him.

Stock Option Plan

         In May 1998, the Company adopted a qualified stock option plan, the Peregrine Industries, Inc. 1998 Stock Option Plan (the "Plan"). The purpose of the Plan was to increase the employees' and non-employee directors' proprietary interest in the Company and to align more closely their interests with the interests of the Company's shareholders, as well as to enable the Company to attract and retain the services of experienced and highly qualified employees and non-employee directors.

         The Company reserved an aggregate of 1,000,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). As of December 31, 1999, an aggregate of 250,000 options (both ISO and NSO) have been granted under the Plan. The Board of Directors or a Committee of the Board of Directors (the "Committee") will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

         Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify ("Non-Qualified Options"). Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock must be at least 110% of such fair market value as determined on the date of the grant.

         The term of each Plan Option and the manner in which it may be exercised is determined by the Board of the Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock, no more than five years after the date of the grant. The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee.

         The per share exercise price of shares granted under the Plan may be adjusted in the event of certain changes in the Company's capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan. Officers, directors and key employees of and consultants to the Company and its subsidiaries will be eligible to receive Non-Qualified Options under the Plan. Only officers, directors and employees of the Company who are employed by the Company or by any subsidiary thereof are eligible to receive Incentive Options.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         As of December 31, 1999 there are 13,760,000 shares of Common Stock issued and outstanding and 133,663 shares of Series A 5% Cumulative Convertible Preferred Stock issued and outstanding. The Series A 5% Cumulative Convertible Preferred Stock, which carries no voting rights, is convertible into shares of Common Stock on a 1:1 basis.

The following table sets forth, as of the close of business on December 31, 1999, (a) the name, address and number of shares of each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock and (b) the number of shares of Common Stock owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares, in both instances assuming that the Series A 5% Cumulative Convertible Preferred Stock had been converted into Common Stock at December 31, 1999. Except as otherwise specifically set forth herein, the following tables give no effect to the exercise of any outstanding stock options or warrants. Unless otherwise indicated, the address for each person is 746 South Military Trail, Deerfield Beach, FL 33442

Name and                                    Amount of                           Percentage
Address of                                  Beneficial                          of
of Beneficial Owner                         Ownership of Stock                  Class
-------------------                         ------------------                  -----
Merrill A. Yarbrough and                    8,776,618                           63.2%
Debra Zweig Yarbrough
Joint Tenants (1)(2)

Howard E. Cobb(1)(3)                            7,500                              *

Benjamin Swirsky (4)                           50,000                              *

Richard Szelewicki(1)(5)                    1,935,397                           13.9%

Cameron Perkins(1)(6)                         967,709                            7.0%

Laura Perkins(1)(7)                           967,709                            7.0%

All Executive Officers
and Directors as a Group
(three people)(1)(2)(3)(4)                  8,834,118                           63.7%


----------
*        represents less than 1%

(1) In connection with the Company's 1998 private placement, all shareholders of the Company prior to such transaction delivered "lock-up" letters to the Noble International Investments, Inc. ("Noble"), an NASD member firm which acted as the Company's placement agent, irrevocably agreeing that such shareholder would not, directly or indirectly, exercise, issue, sell, offer, contract to sell, or make any short sale, pledge, grant any option to purchase, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of (whether pursuant to Rule 144 of the General Rules and Regulations under the Securities Act or otherwise) any shares of Common Stock or any securities convertible into or exchangeable or exercisable for any other rights to purchase or acquire Common Stock in the 24 month-period ending on May 6, 2000, without the prior written consent of Noble.

         Noble has advised the Company that it does not have a general policy with respect to the release of shares prior to the expiration of a lock-up period.

(2) Includes (i) vested NSO options to purchase 15,000 shares of Common Stock at $1.00 per share pursuant to the Company's 1998 Stock Option Plan held by Mr. Yarbrough, (ii) 3,750 vested ISO option to purchase 3,750 shares of Common Stock at $1.00 per share pursuant to the Company's 1998 Stock Option Plan held by Mrs. Yarbrough and (iii) 87,868 shares of Series A Preferred held by Mr. and Mrs. Yarbrough which are convertible into 87,868 shares of Common Stock. Does not include granted but unvested options held by either Mr. or Mrs. Yarbrough nor the Executive Stock Options which may be earned by Mr. Yarbrough pursuant to his employment agreement. Mr. and Mrs. Yarbrough are husband and wife.

(3) Includes vested ISO options to purchase 7,500 shares of Common Stock at $1.00 per share pursuant to the Company's 1998 Stock Option Plan, but excludes granted but unvested options.

(4) Includes vested NSO options to purchase 50,000 shares of Common Stock at $1.00 per share pursuant to the Company's 1998 Stock Option Plan. Mr. Swirsky's address is 350 Fairlawn Avenue, Toronto, Ontario, Canada.

(5) Includes 22,897 shares of Series A Preferred Stock which is convertible into 22,897 shares of Common Stock. Mr. Szelewicki's address is 22384 Siesta Key Drive, Boca Raton, Florida 33428.

(6) Includes 11,449 shares of Series A Preferred Stock which is convertible into 11,449 shares of Common Stock. Mr. Perkins' address is 5801 NE 14 Way, Fort Lauderdale, Florida 33334.

(7) Includes 11,449 shares of Series A Preferred Stock which is convertible into 11,449 shares of Common Stock. Ms. Perkins' address is 2779 Arrandale Lane, Sun Valley, California 93063.

Item 12.          Certain Relationships and Related Transactions

         In 1997, Merrill A. Yarbrough applied for a patent on the heat transfer system he invented which is the basis for certain of the Company's products; this patent was granted in September 1998. In April 1998 Mr. Yarbrough assigned all rights under this patent, as well as any other intellectual property used by the Company, to the Company. Mr. Yarbrough did not receive any additional compensation for such assignment.

         In connection with the conversion of the Company's tax status from an S corporation to a C corporation effective April 1, 1998, the Company made aggregate distributions of $1,348,423 to its shareholders which represented all S corporation net income reported by the Company for the fiscal year ended September 30, 1997 and the subsequent six months ended March 31, 1998. In March and April 1998, the Company distributed $215,000 of its net income to its shareholders for the aforementioned periods. In addition, the Company distributed $366,000 to shareholders during May and June 1998, and recorded an additional distribution of $19,000 to the shareholders in accrued liabilities at September 30, 1998. The final remaining distribution of approximately $748,000 was recorded by the Company by offsetting advances to stockholder of $93,000 and issuing unsecured promissory notes of $655,000 to its shareholders in an amount equal to their proportionate share of the final remaining distribution based upon their ownership interest in the Company. In September 1998 the principal and all accrued but unpaid interest due under such notes were converted by the holders into an aggregate of 133,663 shares of the Company's Series A 5% Cumulative Convertible Preferred Stock.

         During the fiscal year ended September 30, 1998 the Company recorded sales of approximately $58,000 to an entity owned by Mr. Yarbrough. At September 30, 1998 all amounts receivable from such entity had been collected and the entity is now inactive.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit                    Description of Document
-------                    -----------------------
3(i)                       Articles of Incorporation, as amended of
                           Peregrine Industries, Inc.(1)
3(ii)                      By-Laws of Peregrine Industries, Inc.(1)
4(i)                       Form of Placement Agent Warrant(1)
4(ii)                      Credit Agreement among Alcool, Inc., Peregrine
                           Industries, Inc. and Southtrust Bank, National
                           Association dated February 1, 1999(1)
4(iii)                     Corporate Guaranty Agreement dated as of February 1,
                           1999 by Peregrine Global, Inc. in favor of Southtrust
                           Bank, National Association(1)
4(iv)                      Bond Purchase Agreement dated March 5, 1999(1)
4(v)                       Bond Guaranty Agreement dated February 1, 1999
                           by Alcool, Inc. in favor of Southtrust Bank,
                           National Association, as Trustee(1)
4(vi)                      Irrevocable Letter of Credit No. SB 2009 dated
                           March 8, 1999(1)
4(vii)                     Mortgage Security Agreement, and Assignment of
                           Rents and Leases from The Industrial Development
                           Board of the City of Montgomery and Alcool, Inc.
                           to Southtrust Bank, National Association dated as
                           of February 1, 1999(1)



10(i)                      Employment Agreement between Peregrine
                           Industries, Inc. and Merrill A. Yarbrough(1)
10(ii)                     Employment Agreement between Peregrine
                           Industries, Inc. and Howard E. Cobb(1)
10(iii)                    Placement Agent Agreement between Peregrine
                           Industries, Inc. and Noble International Investments, Inc.(1)
10(iv)                     Lease Agreement dated December 9, 1998 by and between Industrial
                           Partners and Alcool, Inc.(1)
10(v)                      Lease Agreement by and between Principal Mutual Life Insurance
                           Company and Peregrine Industries, Inc. and First Amendment to the
                           Lease Agreement by and between Principal Mutual Life Insurance
                           Company and Peregrine Industries, Inc. (1)
10(vi)                     Letter Agreement dated October 8, 1996 executed by
                           Trammell Crow Company and Peregrine Industries,
                           Inc.(1)
10(vii)                    1998 Stock Option Plan(1)
21                         Subsidiaries of the Registrant(1)

----------
(1) Incorporated by reference to the Registration Statement on Form 10-SB, File No. 000-27511, as amended, as filed with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Peregrine Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Peregrine Industries, Inc.

                                 By: /s/ Merrill A. Yarbrough
                                 ----------------------------
                                         Merrill A. Yarbrough, President, Chief
                                         Executive Officer, Chairman of the
                                         Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                   Title                              Date
         ---------                                   -----                              ----
/s/ Merrill A. Yarbrough                    Director, President,                        January 12, 2000
-------------------------------             Chief Executive Officer,
                                            Chairman of the Board


/s/ Howard E. Cobb                          Director, Chief Financial                   January 12, 2000
------------------------------              Officer, Treasurer


______________________________              Director


The foregoing represents a majority of the Board of Directors

Peregrine Industries, Inc.
Report on Audit of
Consolidated Financial Statements
For the Years Ended September 30, 1999 and 1998

Peregrine Industries, Inc.
Table of Contents
--------------------------------------------------------------------------------




Report of Independent Certified Public Accountants                       F-1
Consolidated Financial Statements (Unaudited):
    Balance Sheets                                                       F-2
    Statements of Income (Loss) and Comprehensive Income (Loss)          F-3
    Statements of Changes in Stockholders' Equity                        F-4
    Statements of Cash Flows                                             F-5
    Notes to Consolidated Financial Statements                         F-6-24

               Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of Peregrine Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Peregrine Industries, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
December 21, 1999

Peregrine Industries, Inc.
Consolidated Balance Sheets
September 30, 1999 and 1998
-------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,
                                    ASSETS                                         1999              1998
                                                                               ------------     ------------
Current assets:
     Cash and cash equivalents                                                 $     46,980     $     45,515
     Restricted cash                                                                441,809                -
     Accounts receivable, net of allowance for doubtful accounts of
         $230,370 in 1999 and $15,000 in 1998                                       594,912          875,400
     Inventory, net                                                               1,941,574        1,815,329
     Prepaid and other current assets                                                68,237           62,344
     Debt issue costs                                                                14,500                -
     Federal income tax deposits                                                      3,570          110,426
     Deferred tax asset                                                              94,387            5,600
     Income tax receivable                                                          189,062                -
                                                                               ------------     ------------
             Total current assets                                                 3,395,031        2,914,614

Property and equipment, net                                                       2,987,555          538,543
Deposits and other                                                                   87,312          131,865
Debt issue costs                                                                     87,076                -
Deferred tax asset, net                                                             281,132           20,200
                                                                               ------------     ------------
             Total assets                                                      $  6,838,106     $  3,605,222
                                                                               ============     ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft                                                                 102,464           24,273
     Accounts payable                                                             2,292,634          744,912
     Accrued expenses and other payables                                            107,174           99,841
     Line of credit                                                                 818,000          690,000
     Industrial development bonds                                                   324,583                -
     Bank term loan                                                                  88,384                -
     State income taxes payable                                                           -           20,663
     Note payable and capital leases                                                  8,371                -
     Notes payable to stockholder and director                                       14,000                -
                                                                               ------------     ------------
             Total current liabilities                                            3,755,610        1,579,689

Warranty reserve                                                                     53,636           71,778
Note payable and capital leases                                                      28,547                -
Industrial development bonds                                                      2,061,667                -
                                                                               ------------     ------------
             Total liabilities                                                    5,899,460        1,651,467
                                                                               ============     ============

Commitments and contingency (Notes 8 and 14)

Stockholders' equity:
    Preferred stock - $.0001 par value; 5,000,000 shares authorized,
        200,000 shares designated as Series A, 5% cumulative,
        convertible, 133,663 shares issued and outstanding                               13               13
    Common stock - $.0001 par value; 30,000,000 shares authorized,
        13,760,000 issued and outstanding                                             1,376            1,376
    Additional paid-in capital                                                    1,629,282        1,582,782
    Retained (loss) earnings                                                       (636,118)         421,704
    Accumulated other comprehensive loss                                            (55,907)         (52,120)
                                                                               ------------     ------------
             Total stockholders' equity                                             938,646        1,953,755
                                                                               ------------     ------------
             Total liabilities and stockholders' equity                        $  6,838,106     $  3,605,222
                                                                               ============     ============

   The accompanying notes are an integral part of these financial statements.

Peregrine Industries, Inc.
Consolidated Statements of Income (Loss) and Comprehensive
Income (Loss)
For the years ended September 30, 1999 and 1998
-------------------------------------------------------------------------------------------------------------------
                                                                                   1999                1998
                                                                             ------------------  ------------------
Net sales                                                                          $ 7,258,829         $ 8,334,293

Cost of sales                                                                        6,214,880           5,940,446
                                                                             ------------------  ------------------
Gross Profit                                                                         1,043,949           2,393,847
                                                                             ------------------  ------------------

Operating expenses:
    General and administrative                                                       1,438,657             685,090
    Provision for doubtful accounts                                                    219,526              68,872
    Pre-operating costs of new product lines                                           284,256                   -
    Research and development                                                           266,173             200,000
    Depreciation and amortization                                                      262,244              56,090
                                                                             ------------------  ------------------
         Total operating expenses                                                    2,470,856           1,010,052
                                                                             ------------------  ------------------

(Loss) income from operations                                                       (1,426,907)          1,383,795

Other income (expenses):
    Interest income                                                                     20,540               2,113
    Interest expense                                                                  (190,174)            (46,432)
    Other                                                                                    -             (30,258)
                                                                             ------------------  ------------------

                                                                                      (169,634)            (74,577)

(Loss) income before income tax provision                                           (1,596,541)          1,309,218

    Income tax benefit (provision)                                                     538,719            (184,000)
                                                                             ------------------  ------------------

    Net (loss) income                                                               (1,057,822)          1,125,218
                                                                             ------------------  ------------------

Other comprehensive loss
    Foreign currency translation adjustment, net of
        income tax effect                                                               (3,787)            (52,120)
                                                                             ------------------  ------------------

Comprehensive (loss) income                                                        $(1,061,609)        $ 1,073,098
                                                                             ==================  ==================

Net income (loss) per common and common equivalent share:
     Basic                                                                         $      (.10)        $       .09
                                                                             ==================  ==================
     Diluted                                                                       $      (.10)        $       .08
                                                                             ==================  ==================

Pro Forma Income Data (Unaudited)

Income before income taxes                                                                             $ 1,309,218
                                                                                                 ------------------

Pro Forma provision for income taxes relating to S-Corporation                                            (287,318)

Actual income tax expense                                                                                 (184,000)
                                                                                                 ------------------

Total provision and pro forma provision for income taxes                                                  (471,318)
                                                                                                 ------------------

Pro Forma net income                                                                                   $   837,900

Pro Forma net income per common share:

     Basic                                                                                             $       .07
                                                                                                 ==================

     Diluted                                                                                           $       .06
                                                                                                 ==================

   The accompanying notes are an integral part of these financial statements.

Peregrine Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the years ended September 30, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Foreign
                                                                        Additional                           Currency
                               Preferred Stock        Common Stock       Paid-in     Retained  Advances to  Translation
                              Shares     Amount     Shares     Amount    Capital     Earnings  Stockholder   Adjustment     Total
                              -------    ------   ----------  -------- -----------  ---------  -----------  ----------- -----------
Balance, September 30, 1997         -    $    -   12,750,000  $  1,275 $   68,725  $  644,909     $     -     $      -  $   714,909

Sale of stock                       -         -    1,010,000       101    845,755           -           -            -      845,856

Issuance of preferred stock   133,663        13            -         -    668,302           -           -            -      668,315

Distributions                       -         -            -         -          -  (1,348,423)          -            -   (1,348,423)

Net income                          -         -            -         -          -   1,125,218           -            -    1,125,218

Increase in advances to
   stockholder                      -         -            -         -          -           -     (93,025)           -      (93,025)

Decrease in advances to
   stockholder                      -         -            -         -          -           -      93,025            -       93,025

Foreign currency translation
    adjustment                      -         -            -         -          -           -           -      (52,120)     (52,120)
                              -------    ------   ----------  -------- ----------  ----------    --------    ---------   ----------
Balance, September 30, 1998   133,663        13   13,760,000     1,376  1,582,782     421,704           -      (52,120)   1,953,755

Outstanding stock options           -         -            -         -     46,500           -           -            -       46,500

Net loss                            -         -            -         -          -  (1,057,822)          -            -   (1,057,822)

Foreign currency translation
    adjustment                      -         -            -         -          -           -           -       (3,787)      (3,787)
                              -------    ------   ----------  -------- ----------  ----------    --------    ---------  -----------
Balance, September 30, 1999   133,663    $   13   13,760,000  $  1,376 $1,629,282  $ (636,118)    $     -     $(55,907) $   938,646
                              =======    ======   ==========  ======== ==========  ==========    ========    =========  ===========

   The accompanying notes are an integral part of these financial statements.

Peregrine Industries, Inc.
Consolidated Statement of Cash Flows
For the years ended September 30, 1999 and 1998
-------------------------------------------------------------------------------------------------------------------
                                                                                    1999             1998
                                                                               ---------------  ----------------
Cash flows from operating activities:
Net income                                                                       $ (1,057,822)     $  1,125,218
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Accrued interest on stockholder notes                                                    -            13,291
   Deferred tax benefit                                                              (349,719)          (25,800)
   Depreciation and amortization                                                      262,244            56,090
   Allowance for doubtful accounts                                                    219,526            68,872
   Provision for write downs on inventory                                              65,004
   Outstanding stock options                                                           46,500                 -
   Foreign currency translation adjustment                                             (3,787)          (52,120)
   Warranty reserve                                                                   (18,142)           14,871
   Changes in operating assets and liabilities:
      Restricted cash                                                                (441,809)                -
      Accounts receivable                                                              60,962          (472,213)
     Income tax receivable                                                           (189,062)                -
      Inventory                                                                      (191,249)         (995,893)
      Prepaid and other current assets                                                 (5,893)          (34,422)
      Federal income tax deposits                                                     106,856          (110,426)
      Deposits                                                                         44,553          (112,792)
      Accounts payable                                                              1,547,722           133,375
      Accrued expenses and other payables                                               7,333           (17,673)
      State income taxes payable                                                      (20,663)           20,663
                                                                               ---------------  ----------------

          Net cash provided by (used in) operating activities                          82,554          (388,959)
                                                                               ---------------  ----------------

Cash flow from investing activities:
    Expenditures for property and equipment                                        (2,677,676)         (411,797)
                                                                               ---------------  ----------------

              Net cash used in investing activities                                (2,677,676)         (411,797)
                                                                               ---------------  ----------------

Cash flows from financing activities:
    Bank overdraft                                                                     78,191             1,334
    Advances to stockholder                                                                 -           (93,025)
    Borrowings on line of credit, net                                                 128,000           690,000
    Distributions to stockholder                                                            -          (600,374)
    Proceeds from sale of common stock                                                      -           845,856
    Proceeds from Term Loan                                                         1,500,000                 -
    Payment on Term Loan                                                           (1,411,616)                -
    Debt issue cost                                                                  (105,338)                -
    Proceeds from Industrial Bond                                                   2,460,000                 -
    Payment on Industrial Bond                                                        (73,750)                -
    Proceeds from notes payable to shareholder and officer                             14,000                 -
    Proceeds from capital leases                                                        9,520
    Payment on note payable and capital leases                                         (2,420)                -
                                                                               ---------------  ----------------

           Net cash provided by financing activities                                2,596,587           843,791
                                                                               ---------------  ----------------

Net increase in cash and cash equivalents                                               1,465            43,035
                                                                               ---------------  ----------------

Cash and cash equivalents, beginning of year                                           45,515             2,480
                                                                               ---------------  ----------------

Cash and cash equivalents, end of year                                             $   46,980        $   45,515
                                                                               ===============  ================

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                    $   192,500       $   299,563
                                                                               ===============  ================
    Interest paid                                                                 $   185,174        $   46,432
                                                                               ===============  ================

 Supplemental disclosure of non-cash financing activities:
 During the year ended September 30, 1998, the Company recorded distributions to stockholders by offsetting advances to stockholder of $93,025 and issuing notes payable to stockholders of $655,024. The notes payable to stockholders, including accrued interest of $13,291, were subsequently exchanged for 133,663 shares of preferred stock (see Note 10).

 During 1999 the Company financed the purchase of a vehicle of approximately $29,800 through a note payable.


   The accompanying notes are an integral part of these financial statements.

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

1.     Organization and Business:

       Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. The Company is located in Deerfield Beach, Florida. Products are primarily sold throughout the United States, Canada, and Brazil. In September 1998, the Company formed a wholly-owned subsidiary, Alcool, Inc., in Montgomery, Alabama, in order to expand its manufacturing capacity and product line (see Note 16). Canadian operations are conducted through a wholly owned subsidiary Thermopompe Peregrine Heat Pump, a Quebec corporation.

       Foreign Sales Corporation

       In June 1998, the Company formed a foreign sales corporation, Peregrine Global, Inc. in St. Thomas, U.S. Virgin Islands. This wholly-owned subsidiary was formed to take advantage of more favorable income tax rates on profits generated from export business. Export sales of approximately $0 and $1,100,000 in 1999 and 1998, respectively, were recorded under this provision and a sales commission of approximately $0 and $68,000, respectively, was earned by Peregrine Global, Inc.

2.     Summary of Significant Accounting Policies:

       Principles of Consolidation

       The consolidated financial statements include the accounts of Peregrine Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Inventory

       Inventory consists primarily of pool heaters and raw materials and is stated at the lower of cost or net realizable value with cost determined on the first-in, first-out (FIFO) basis. Cost includes the cost of material, direct labor, an applicable share of variable manufacturing overhead and fixed manufacturing costs.

       Property and Equipment

       Property and equipment are recorded at cost net of accumulated depreciation. Depreciation of equipment is computed on the straight line method over the estimated useful lives of the assets. Estimated useful lives of the Company's assets are as follows:

                  Furniture, fixtures and computer equipment            7 years
                  Tooling at vendor                                     7 years
                  Production equipment                                  7 years
                  Leasehold improvements                          6 to 10 years
                  Vehicles                                              5 years

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

2.     Summary of Significant Accounting Policies, Continued:

       Property and Equipment, Continued

       The Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon the sale or retirement of equipment and leasehold improvements, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is reflected in the statement of income. Repairs and maintenance are expensed as incurred.

       Bond Costs

       Costs associated with issuance of the Industrial Development Bonds are being amortized over the contractual life of the Bonds, which is 8 years. (See Note 6(b).)

       Income Taxes

       As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), the Company applies an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are recognized based on the temporary differences between the financial reporting basis and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and changes during the period in deferred tax assets and liabilities. Effective April 1, 1998, pursuant to the Company's conversion from an S corporation to a C corporation, the Company accounted for income taxes in accordance with the provisions of SFAS 109.

       Management Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Revenue Recognition

       Revenue is reported at the time products are shipped to customers.

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

2.     Summary of Significant Accounting Policies, Continued:

       Currency Translation

       The assets and liabilities of the Company's Canadian branch are generally translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are charged directly to accumulated other comprehensive income (loss) as a separate component of stockholders' equity.

       Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the U.S dollar are included in the results of operations as incurred.

       Reporting Comprehensive Income

       On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions from nonowner sources. Comprehensive income consists of net income and other comprehensive income, which includes all other nonowner changes in stockholders' equity.

       Cash and Cash Equivalents

       Cash and cash equivalents are defined as all highly liquid investments with a maturity of three months or less from the date of purchase.

       Restricted Cash

       As described in Note 6(b), production equipment for the new subsidiary, Alcool, Inc., was financed in part by Industrial Development Bonds. Approximately $442,000 of the bond proceeds were not spent as of September 30, 1999. The restricted cash is bearing interest at a variable rate averaging 3% annually and is under the control of the Trustee appointed by the issuer of the bonds. The remaining bond proceeds must be spent for additional production equipment by September 2000; the Company expects to make such expenditures by September 2000. If the Company does not make such expenditures, the remaining bond proceeds would be returned to the issuer.

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

2.     Summary of Significant Accounting Policies, Continued:

       Stock Options

       The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Restricted stock is recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant.

       Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

       Research and Development Expense

       Research and development costs are charged to expense when incurred.

       Product Warranties

       All products are warranteed against manufacturing defects under established policies and as described in owner manuals delivered to the end user with the product. An accrual is recorded monthly for estimated future claims. Such accruals are based upon the historical relationship of warranty cost to income and management's estimate of the level of future claims.

       Reclassifications in 1998 Consolidated Statements

       Certain reclassifications were made to the September 30, 1998 consolidated statements to comply with September 30, 1999 presentation.

       Recent Accounting Pronouncements

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 1999. Management does not believe that this standard will have a material effect on the financial statements.

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

3.     Inventory:

       Inventory consists of the following:

                                                                                   1999                1998
                                                                             -----------------   -----------------
        Raw materials                                                             $ 1,796,827         $ 1,267,078
        Work in process                                                                90,750              56,230
        Finished goods                                                                119,001             492,021
                                                                             -----------------   -----------------

                                                                                    2,006,578           1,815,329

        Reserve for obsolete and slow moving inventory                                 65,004                   -
                                                                             -----------------   -----------------

                                                                                  $ 1,941,574         $ 1,815,329
                                                                             =================   =================


4.     Property and Equipment:

       Property and equipment consist of the following:

                                                                                   1999                1998
                                                                             -----------------   -----------------
        Computer equipment                                                          $  86,818           $  21,414
        Furniture and fixtures                                                         59,940              51,577
        Tooling at vendor                                                              92,782              74,462
        Production equipment                                                        2,952,291             139,247
        Leasehold improvements                                                        150,358              44,520
        Construction in progress                                                            -             333,293
        Vehicle                                                                        29,818                   -
                                                                             -----------------   -----------------

                                                                                    3,285,189             664,513

              Less accumulated depreciation and amortization                         (384,452)           (125,469)
                                                                             -----------------   -----------------

                                                                                  $ 2,900,737          $  538,543
                                                                             =================   =================

5.     Line of Credit:

       In September 1998, the Company entered into a line of credit arrangement with a bank for $1,000,000. The line of credit expired in September 1999 and was renewed in October 1999. Borrowings against the line bear interest at 1% over prime rate, are collateralized by accounts receivable, inventory and property and equipment, and are personally guaranteed by a stockholder of the Company. The new line expires in March 2000. At September 30, 1999 and 1998, the outstanding balance on the line of credit was $818,000 and $690,000, respectively.

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

6.     Long Term Debt Obligations:

       a)    Bank Term Loan

             In October 1998, the Company borrowed $1,500,000 under a seven year term loan agreement with annual interest at a fixed rate of 8.75%. The loan required monthly principal and interest payments of $24,053, and borrowings were collateralized by substantially all equipment located at Alcool, Inc. A partial principal reduction of $1,209,000 was made from proceeds of the funding of the Industrial Development Bonds in March 1999 as described in Note 6(b). In October 1999, the resultant principal balance of approximately $65,000 was refinanced for a one year period. Interest rate and general terms remain unchanged and monthly principal and interest payments of $5,679 are required under the refinanced Term Loan. The Company is required to maintain certain levels of current ratios, debt to equity comparisons, and similar balance sheet relationships; in addition, the loan is guaranteed by a stockholder of the Company, and the Company must maintain a $1,000,000 life insurance policy on such stockholder.

             The Company was in default of certain of the above covenants at September 30, 1999. A waiver was obtained from the bank for all default occurrences of above-mentioned covenants for fiscal 1999 through January 15, 2000. Additionally, certain covenants were temporarily modified retroactively to October 1, 1999 up to October 1, 2000, to allow the Company to comply with the covenants.

       b)    Industrial Development Bonds

             On March 8, 1999 the Industrial Development Board of the City of Montgomery, Alabama issued $2,460,000 aggregate principal amount of Variable/Fixed Rate Industrial Development Revenue Bonds, Series 1999 (the "Bonds"). The proceeds from the Bonds were used for long-term financing for acquisition of production equipment for Alcool, Inc., the Company's subsidiary in Alabama (see Note 16), and for partial repayment of the bank term loan. (See (a) above).

             The Bonds were issued pursuant to a Trust Indenture dated February 1, 1999 and maturing on February 1, 2007. Interest is payable monthly at a variable weekly rate based on the average rate for similar issues as determined by the remarketing agent. The annualized rate for 1999 was 3.4%.

             As a collateral of the Bonds, the Company executed a Mortgage Security Agreement and Assignment of Rents and Leases dated February 1, 1999 in favor of the bank, whereby the bank is granted a mortgage on and security interest in the acquired production equipment and an assignment of the interest of Alcool, Inc. under the Lease Agreement.

             The Bonds are also backed by a letter of credit with an original amount of $2,503,809, issued by SouthTrust Bank, National Association which expires on February 15, 2007, unless certain events ensue earlier, as provided by the Letter of Credit Agreement.

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

6.     Long Term Debt Obligations, Continued:

       b)    Industrial Development Bonds, Continued

             In addition, the president of the Company has executed an Individual Guaranty Agreement dated February 1, 1999 with an assignment of life insurance of the Individual Guarantor in an amount not less than $75,000 and the Company's foreign subsidiary (see Note 1) has executed a Corporate Guaranty Agreement dated February 1, 1999. Additionally, the Company is required to maintain certain financial covenants in accordance with the bond agreement.

             The Company was in default of certain financial covenants. A waiver was obtained from the bank for all default occurrences of above-mentioned covenants for fiscal 1999 through January 15, 2000. Additionally, the covenants were temporarily modified retroactively to October 1, 1999 up to October 1, 2000, to allow the Company to comply with the covenants.

             The redemption of the Bonds shall be in accordance with the following schedule:

       Redemption date                                         Principal amount
          (June 1)                                              to be redeemed
          --------                                              --------------
            2001                                                $     295,000
            2002                                                      310,000
            2002                                                      330,000
            2003                                                      350,000
            2004                                                      370,000
         Thereafter                                                   805,000
                                                                -------------
                                                                $   2,460,000
                                                                =============

       c)   Notes Payable to Stockholder and Director

             In August 1999, a stockholder and a director loaned $14,000 combined to the company for working capital purposes. The loans bear interest of 11% and, by oral agreement, will be repaid at the convenience of the Company.

       d)    Note Payable and Capital Leases Obligations

             The Company leases certain telephone equipment. Accordingly, the leased assets have been included in property and equipment. Assets recorded under capital leases include cost and accumulated amortization of approximately $9,520 and $680, respectively, in 1999.

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

6.     Long Term Debt Obligations, Continued:

       d)   Note Payable and Capital Leases Obligations, Continued

             Obligations under note payable and capital leases as of September 30, 1999 in the accompanying financial statements include the following:

NEC America, Inc., lease term of 60 months with monthly lease payments of $202, ending March 2004, 9.84%
per annum                                                                        $   8,634

SouthTrust Bank, note term of 48 months ending
July 2003, 8% per annum.  Collateral:  vehicle                                      28,284
                                                                          -----------------

                                                                                    36,918
Less:  current portion                                                              (8,371)
                                                                          -----------------

                                                                                 $  28,547
                                                                          =================

             Future minimum lease payments, including principal and interest, under capital leases as of September 30, 1999 are as follows:

           2000                                                                          $   1,641
           2001                                                                              1,810
           2002                                                                              1,997
           2003                                                                              2,202
           2004                                                                                984
                                                                                   ----------------
        Present value of minimum lease payments                                              8,634
        Less current principal obligations                                                   1,785
                                                                                   ----------------
        Long-term principal obligations                                                  $   6,849
                                                                                   ================

       e) Aggregate maturities for all long-term borrowings for each of the five years ending September 30, 1999 are as follows:

           2000                                                                         $  435,180
           2001                                                                            325,587
           2002                                                                            346,364
           2003                                                                            365,771
           2004                                                                            377,650
        Thereafter                                                                         675,000
                                                                                   ----------------

                                                                                       $ 2,525,552
                                                                                   ================

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

7.     Income Tax:

       The provision for income taxes at September 30, 1999 and 1998 is comprised of the following:

                                                                                   1999                1998
                                                                             -----------------   -----------------
        Current (benefit) provision(1)                                             $ (189,000)         $  209,800
        Deferred benefit                                                             (349,719)             (1,400)
                                                                             -----------------   -----------------

                                                                                     (538,719)            208,400

        Net adjustment to deferred taxes for change
         in tax status(2)                                                                   -             (24,400)
                                                                             -----------------   -----------------

                                                                                   $ (538,719)         $  184,000
                                                                             =================   =================

(1) In June 1998, the Company formed a wholly-owned subsidiary, Peregrine Global, Inc., a foreign sales corporation. The tax benefit of this structure for the year ended September 30, 1998 is $13,500 which is included in the current provision.

(2) Effective April 1, 1998, the Company converted from an S corporation to a C corporation. Accordingly, deferred tax assets and liabilities have been recorded to recognize the temporary differences between financial statement and income tax bases of assets and liabilities at that date.

       The Company incurred a net operating loss in 1999 of $1,375,000, which will be carried back to recover $192,500 of federal taxes that were paid for 1998, less $3,500 of AMT tax. The remaining $808,000 carryforward of the unutilized net operating loss will expire in 2019. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During 1999, management did not record a valuation allowance due to the Company's historical profitability.

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

7.     Income Tax, Continued:

         The significant components of the net deferred tax assets as of September 30, 1999 and 1998, are as follows:

                                                                                   1999                1998
                                                                             -----------------   -----------------
        Deferred tax assets (liabilities) current:
           Allowance for doubtful accounts                                          $  86,687           $   5,600
           Outstanding stock options                                                   17,498                   -
           State income taxes                                                         (34,259)                  -
           Obsolete inventory                                                          24,461                   -
                                                                             -----------------   -----------------

             Net deferred tax assets current                                           94,387               5,600
                                                                             -----------------   -----------------

        Deferred tax assets (liabilities) non current:
           Accumulated depreciation                                                   (32,524)             (6,800)
           Warranty reserve                                                            20,183              27,000
           Net operating loss                                                         293,473                   -
                                                                             -----------------   -----------------

             Net deferred tax assets non current                                      281,132              20,200
                                                                             -----------------   -----------------

                Net deferred tax asset                                             $  375,519           $  25,800
                                                                             =================   =================

       The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                                                                    1999               1998
                                                                              -----------------  -----------------
        Pre-tax (loss) income
         from continuing operations                                               $ (1,596,541)       $ 1,309,795
        Income excluded prior to
         conversion from S to C Corporation                                                               716,626
                                                                              -----------------  -----------------
                                                                                    (1,596,541)           593,169
        Statutory tax rate                                                                 34%                34%
                                                                              -----------------  -----------------

        Effect of deferred tax benefit from
         conversion from S to C Corporation                                                  -            (24,000)

        Federal income tax (benefit) expense
         at statutory rate (C Corporation income)                                     (542,824)           201,677
        State income taxes, less federal
         income tax effect                                                                   -             19,028
        Officer life insurance                                                          (5,738)                 -
        Benefit of foreign sales corporation                                                              (13,500)
        Other items                                                                      1,633                795
                                                                              -----------------  -----------------

        Total income tax (benefit) expense                                          $ (538,719)        $  184,000
                                                                              =================  =================

         Cash paid during 1999 and 1998 for income taxes was $192,500 and $299,563, respectively.

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

8.     Significant Customers:

       In the ordinary course of business, the Company extends credit to its customers after completing a credit analysis based on certain financial and other criteria. Credit risk of certain foreign customers is minimized through the purchase of insurance policies. Insurance is obtained on a specific customer basis based upon the creditworthiness of the respective customer as well as projected sales volume. At September 30, 1999 and 1998, there was approximately $270,000 and $520,000, respectively, in accounts receivable related to foreign customers, of which $10,000 and $77,000, respectively, was covered by credit insurance. At September 30, 1999, one Brazilian and one United States customer accounted for 23% and 25%, respectively, of accounts receivable and 17% and 43%, respectively, of net sales for the year then ended. At September 30, 1998, these two customers individually accounted for 46% and 18%, respectively, of accounts receivable and 35% and 36%, respectively, of net sales for the year then ended. As it relates to the Brazilian customer, terms of sale require a 25% down payment, 50% due upon delivery and 25% due in 90 days. The terms of sale for the United States customer requires payments in 30 days. No right of return exists for any of the Company's customers. As described in Note 14, sales to the United states customer ceased in September 1999, in connection with the acquisition of the Florida marketing rights of that customer.



9.     Savings Incentive Match Plan for Employees:

       The Company sponsors a Savings Incentive Match Plan for Employees (SIMPLE
       IRA) for substantially all employees. Under terms of the plan, employees may contribute any amount up to $6,000 annually. The Company will match such contributions up to 3% of the employee's annual compensation. During the years ended September 30, 1999 and 1998, the Company incurred expenses of approximately $10,600 and $6,000, respectively, under the plan.



10.    Stockholders' Equity:

       Preferred Stock

        The articles of incorporation were further amended in September, 1998 to authorize the issuance of 5,000,000 shares of 5% cumulative, convertible preferred stock with a par value of $.0001 per share. At the same time, Series A of such stock was designated, consisting of 200,000 shares. The holders of the Series A preferred stock do not have voting rights and can convert such shares into the Company's common stock on a one to one ratio. The Company may redeem the Series A preferred stock at any time at the stated value of $5 per share plus accrued but unpaid dividends. Preferred stock dividends in arrears as of September 30, 1999 amounted to $33,416.

       In September 1998, the holders of promissory notes issued to former Subchapter S stockholders exchanged those notes along with accumulated interest for 133,663 shares of Series A preferred stock.

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

10.    Stockholders' Equity, Continued:

       Common Stock

       In March 1998, the Company increased the authorized shares of common stock to 30,000,000 shares in anticipation of offering for sale 1,000,000 shares as described in Note 13. In addition, the Company declared a stock split of 12,750 to 1.

       In April 1998, the Company sold 1,000,000 shares of common stock at a price of $1.00 per share. The funding occurred on May 11, 1998, and the net proceeds to the Company from the sale of the shares was approximately $846,000 after payment of the Placement Agent's commission of 10%, non-accountable expenses of 3% and all other fees and expenses of this offering. Of these net proceeds, the Company designated approximately $385,000 for the payment of dividends to current shareholders pursuant to the Company's conversion from an S corporation to a C corporation effective April 1, 1998.

       The shares were offered without registration under the Securities Act of 1933 and pursuant to the exemptions under Sections 4(2) or 3(b) of the Act and Rule 504 of Regulation D and state small corporate offering registration provisions.

       Subsequent to year end, the Company sold additional shares (see Note 20).



11.    Stock Options:

       Pursuant to the terms of an employment agreement, a stockholder was given the opportunity to earn certain stock options based upon the future performance of the Company. During the two year option period beginning with fiscal year ending September 30, 1998, and continuing through fiscal year ending September 30, 1999, the stockholder was entitled to be granted one option to purchase at the market value of the common stock at date of grant one share of the Company's common stock for each $3.20 of cumulative net income, as defined, the Company reports in excess of $2,000,000 during the two year period, up to a maximum of 250,000 options. At September 30, 1999, no options were granted under this agreement.

       In connection with a private placement offering of common stock in April 1998, the Company adopted a qualified stock option plan and reserved an aggregate of 1,000,000 shares of common stock for issuance pursuant to options granted under the Plan. Options granted under the Plan may either be qualifying incentive options or non-qualifying options.

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

11.    Stock Options, Continued:

       All shares of stock issued upon the exercise of options granted pursuant to the employment agreement or stock option plan, shall be "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933.

       The Company has granted non-qualified options to certain key employees to purchase an aggregate of 137,064 shares of common stock at an exercise price equal to quoted market price at the date of grant. Options will be granted annually through year 2000 and vest annually through September 30, 2004. As of September 30, 1999, none of the options have been exercised.

       In October 1998, the Company added an outside director to its Board of Directors. In addition to normal director's fees and expenses, the director was granted an option to purchase 100,000 shares of the Company's common stock at $1.00 per share with 25,000 shares vesting concurrent with the grant and 25,000 shares vesting on each of the first three anniversary dates of the grant. The options expire in October 2003. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to the extent that a stock option price is less than the quoted market price of the stock as of the measurement date, such difference is compensation to the optionee and an expense to the Company. The quoted market price was $1.93 on the first vesting date in October 1998; accordingly, in 1999 the Company incurred a charge to income in the amount of $46,500. Additional charges to income for compensation are being accrued over the vesting period. At September 30, 1999, the weighted average exercise price is $1 and the weighted average fair value is $0.74.

       Options to purchase 20,000 shares at fair market value at the date of the grant were issued in July 1999 to a technical consultant with vesting provisions based on patent issuance or use of the related technology by Peregrine Industries. Options were granted at $2.50. No options had vested as of September 30, 1999.

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

11.    Stock Options, Continued:

       A summary of the Company's fixed and performance stock option activity as of September 30, 1999 and 1998, and changes during the years then ended is presented below:

                                                             1999                         1998
                                                   --------------------------     --------------------------
                                                                   Weighted-                      Weighted-
                                                                    average                        average
                                                                    exercise                       exercise
                                                    Shares           price          Shares          price
                                                   ---------       ----------      --------       ----------
        Fixed options

        Outstanding at beginning of year               52,000       $   1.00              -        $      -
        Granted                                       230,500           2.01         52,000            1.00
        Forfeited                                      32,500           1.99              -               -
                                                   ----------      ---------      ---------       ---------
        Outstanding at end of year                    250,000       $   1.75         52,000        $   1.00
                                                   ==========      =========      =========       =========
        Options exercisable at end of year             69,418                        26,000
                                                   ==========                     =========
        Weighted-average fair value of
           options granted during the year          $ 228,030       $   1.05      $  46,760        $    .72
                                                   ==========      =========      =========       =========
        Weighted-average remaining
           contractual life                                             4.63                           4.95
                                                                   =========                      =========

         Significant option groups outstanding at September 30, 1999 and related price and life information follows:

                                             Options Outstanding                   Options Exercisable
                                   -----------------------------------------    -------------------------
                                                                   Weighted
                                                  Weighted-        average                      Weighted-
                                                   average        remaining                      average
        Range of Exercise                          exercise      contractual                     exercise
              Prices               Outstanding      price            life       Exercisable       price
        -----------------          -----------    ---------      -----------    -----------     ---------
         $1.00                      150,000       $   1.00            3.78         66,918       $   1.00
         $2.50 - $2.88               76,500           2.77            5.85              -              -
         $3.25                       23,500           3.25            6.11          2,500           3.25

                                    250,000       $   1.75            4.63         69,418       $   1.08

       Value of Stock-Based Compensation

       The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No compensation costs have been charged in 1999 or 1998 with the exception of the $46,500 in 1999 described above. If compensation costs for the Company's stock option plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's 1999 and 1998 net (loss) income would have been increased (decreased) as indicated below:

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                          1999                   1998
                                                                     ---------------        --------------
                  Net (loss) income            As reported           ($    1,433,341)       $    1,125,218
                                               Pro forma             ($    1,449,979)       $    1,117,470


       In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; risk-free interest rate of 8.85% and expected option life ranging from 2 to 7 years. Expected volatility was assumed to be 100%.

12.    Net (Loss) Income Per Common and Common Equivalent Share:

       The calculation of basic and diluted net (loss) income per share for the years ended September 30, 1999 and 1998 are as follows:

                                                                      Years ended September 30,
                                                                       1999                1998
                                                                   ------------      --------------
Basic net income per share:

    Net (loss) income                                              $ (1,433,341)        $ 1,125,218
                                                                   ------------         -----------
    Weighted average common shares
     outstanding                                                     13,760,000          13,256,384
                                                                   ------------         -----------
    Basic net (loss) income per share                              $       (.10)        $       .09
                                                                   ------------         -----------

Diluted net income per share:

    Weighted average common shares
     outstanding                                                     13,760,000          13,256,384

    Convertible preferred shares                                              -             133,663
    Stock options and warrants                                                -               9,284
                                                                   ------------         -----------
    Weighted average common and potential
      common shares outstanding                                      13,760,000          13,399,331
                                                                   ------------         -----------

Net (loss) income                                                  $ (1,433,341)        $ 1,125,218
                                                                   ============         ===========

Diluted net (loss) income per share:                               $       (.10)        $       .08
                                                                   ============         ===========

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

       Options and warrants to purchase common shares and the conversion of preferred shares were not included in the computation of diluted loss per share for the year ended September 30, 1999 as the effect would have been anti-dilutive.


13.    Distributions:

       In connection with the conversion of the Company's tax status from an S corporation to a C corporation effective April 1, 1998, the Company made aggregate distributions of $1,348,423 to its shareholders which represent all S corporation net income reported by the Company for the fiscal year ended September 30, 1997 and the subsequent six months ended March 31, 1998. Prior to October 1, 1996, the Company was a C corporation. Net income for the fiscal year ended September 30, 1997 was $632,374 and net income for the six months ended March 31, 1998 was $716,049. In March and April 1998, the Company used borrowings from its line of credit to distribute $215,000 of its net income to its shareholders for the aforementioned periods. In addition, the Company distributed $366,000 from the proceeds of the April 1998 common stock offering to shareholders during May and June 1998 and recorded an additional distribution of $19,000 to the shareholders in accrued liabilities at September 30, 1998.

       The final remaining distribution of approximately $748,000 was recorded by the Company by offsetting advances to stockholder of $93,000 and issuing unsecured promissory notes of $655,000 to its shareholders in an amount equal to their proportionate share of the final remaining distribution based upon their ownership interest in the Company. The notes were interest bearing at 5% per year. In September 1998, majority stockholders adopted a resolution which permitted the promissory note holders to convert their notes to Series A 5% cumulative, convertible preferred stock as discussed in Note 10.

14.    Commitments and Contingency:

       In September 1996, the Company entered into a three year lease for an operating facility located in Deerfield Beach, Florida. During June 1998, the Company extended that lease through August 2003 and entered into a new lease through the same date for additional space in the same industrial complex.

       In December 1998, a subsidiary, Alcool, Inc., entered into a five year lease for approximately 81,000 square foot plant in Montgomery, Alabama, to manufacture coils for both internal use and sale to non-affiliates (see Note 16). This lease, which is guaranteed by the Company, provides one five year renewal option.

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

14.    Commitments and Contingency, Continued:

       Future minimum lease payments for these operating leases as of September 30, 1999 are approximately as follows:

           2000                                                                         $  401,987
           2001                                                                            408,793
           2002                                                                            416,940
           2003                                                                            410,017
           2004                                                                             88,620
                                                                                   ----------------

                                                                                       $ 1,726,357
                                                                                   ================

       Rent expense recorded under the above leases for the years ended September 30, 1999 and 1998 was approximately $405,000 and $116,000, respectively.

       In April 1998, the Company entered into a financial advisory agreement (see Note 15).

       In September 1999, the Company entered into a written agreement with R&D Technologies (the "R&D Agreement"), an established major domestic distributor, to acquire the right to sell directly to R&D's Florida customers effective September 1, 1999. R&D is to receive $50 and $35 each pool heater sold for the fiscal years ended September 30, 2000 and 2001, respectively. The agreement also includes the issuance of 50,000 shares of the Company's common stock to R&D's Technology. At September 30, 1999, the Company recorded an accrued liability due to R&D of $12,400 based on sales realized from September 1, 1999 to September 30, 1999. The accrued balance is included in accrued expenses and other payables in the accompanying consolidated balance sheet.

       Prior to the closing of the April 1998 common stock offering, and as a condition of the Placement Agent Agreement, a stockholder and three key employees have entered into employment agreements with the Company upon terms and conditions consistent with their current compensation arrangements.

15.    Warrants:

       In April 1998, the Company entered into a Financial Advisory/Investment Banking Agreement with the private placement offering Placement Agent wherein the Placement Agent will provide the Company certain investment banking and consulting services related to corporate financial matters. The terms of this 24 month agreement provide that the Placement Agent will receive a monthly fee of $3,000 for the first six months of the agreement, a monthly fee of $5,000 for the next six months, and a monthly fee of $6,000 for the remaining 12 months of the Agreement, plus reimbursement for any reasonable expenses incurred. As of September 30, 1999 and 1998, the Company recorded consulting services of $63,000 and $15,000, respectively, under this Agreement.

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

15.    Warrants, Continued:

       In addition, the Company issued to the Placement Agent, or its designees, warrants to purchase from the Company an aggregate of 100,000 shares of common stock at a purchase price of $1 per share. At September 30, 1999, no warrants have been exercised.

16.    New Manufacturing Subsidiary:

       In September 1998, Alcool, Inc. was formed as an Alabama corporation. This wholly-owned subsidiary will manufacture certain proprietary components that replace those previously purchased from outside sources. In March 1999, the city of Montgomery, Alabama issued $2,460,000 in tax exempt industrial revenue bonds, guaranteed by a bank letter of credit and a Peregrine Industries stockholder. Beginning in July 1999, Alcool began making deposits into a trustee-managed sinking fund structured to redeem the bonds ratably over a seven year period beginning June 2000; such payments totaled approximately $74,000 as of September 30, 1999. Bond proceeds were used to pay bond underwriting cost of approximately $50,000, a reduction of $1,209,000 in a related gap loan, and approximately $752,000 in production equipment purchases. The remaining balance of approximately $450,000 is resting in an interest bearing bank account managed by the trustee and must be used for future equipment purchases on or before September 2000; the Company plans to use these funds by September 2000 for additional equipment. Alcool production equipment, building lease, and certain equipment owned by Peregrine Industries along with a $1,000,000 life insurance policy on a Peregrine executive also serve as collateral for the bonds.

       A lease for a 80,000 square foot building in Montgomery, Alabama, was executed in December 1998 with occupancy February 1, 1999. Annual rent is approximately $266,000 for the first five years and $302,000 during the five year renewal option.

17.    Comprehensive Income:

       For the Company, other comprehensive income consists of a foreign currency translation adjustment that amounted to $3,787 for the year ended September 30, 1999. Accumulated other comprehensive loss at September 30, 1999 and 1998 amounted to $55,907 and $52,120, respectively. The cumulative adjustment amount previously reported as a separate component of stockholders' equity is now included in accumulated other comprehensive loss in the consolidated balance sheet.

Peregrine Industries, Inc.
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
--------------------------------------------------------------------------------

18.    Litigation:

       The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

19.    Related Party Transactions

       During the years ended September 30, 1998 and 1997, the Company recorded sales of approximately $58,000 and $104,000, respectively, to an entity owned by a stockholder of the Company. At September 30, 1998, all amounts receivable from such entity had been collected. The entity is now inactive.

20.    Subsequent Event:

       In December 1999 and January 2000, the Company sold 366,667 shares of its common stock for $.75 per share to certain directors or customers to provide funds for further expansion. This transaction was made under
       Section 607.0821 of the Florida Business Corporation Act. For each two shares purchased, the buyers receive a warrant to purchase one share of common stock for $1.25 each; the warrants expire in three years following registering of the underlying shares under the Securities Act of 1933 which the Company expects to do by March 31, 2000. These sales result in an increase of $275,000 in stockholders' equity.



                                     * * * *