Form 10QSB
period 1999-12-31
PEREGRINE INDUSTRIES INC
filed 2000-02-18
CIK 1061164

U.S SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OR 15 (D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OR 15(D) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                        Commission File Number: 000-27511

                           PEREGRINE INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                   65-0611007
                        (IRS Employer Identification No.)

              730 S. Military Trail, Deerfield Beach, Florida 33442
                    (Address of principal executive offices)

                                 (954) 725-8041
                (Issuer's telephone number, including area code:)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days) YES [X]. NO (___).

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 4, 2000 the registrant had 14,098,333 shares of common stock issued and outstanding.

                           PEREGRINE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                             DECEMBER 31, 1999                   SEPTEMBER 30, 1998
                                                             -----------------                   ------------------
                                                             (UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents                                    $       26,510                        $         46,980
Restricted cash                                                     456,718                                 441,809
Accounts receivable, net                                            332,667                                 594,912
Inventory                                                         1,986,399                               1,941,574
Prepaid and other current assets                                     14,762                                  68,237
Debt issue costs                                                     14,500                                  14,500
Federal Income tax deposits                                           3,570                                   3,570
Deferred tax asset                                                   96,574                                  94,387
Income tax receivable                                               189,062                                 189,062
                                                             --------------                        ----------------
 Total current assets                                             3,117,566                               3,395,031

Property & equipment, net                                         2,886,957                               2,987,566
Deposits and other                                                  105,175                                  87,312
Debt issue cost                                                      83,314                                  87,076
Deferred tax asset                                                  239,867                                 281,132
                                                             --------------                        ----------------
 Total assets                                                $    6,435,056                        $      6,838,106
                                                             ==============                        ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft                                               $       77,137                        $        102,464
Accounts Payable                                                  1,702,575                               2,292,634
Accrued expenses and other payables                                 123,415                                 107,174
Line of Credit                                                      979,000                                 818,000
Industrial Bond Development                                         302,498                                 324,583
Bank termndel                                                        54,567                                  88,384
Note payable and capital lease                                        8,437                                   8,371
Notes payable to stockholder and director                            13,373                                  14,000
                                                             --------------                        ----------------
 Total current liabilities                                        3,261,003                               3,756,610

Warranty reserve                                                     45,950                                  53,636
Notes payable and capital leases                                     26,359                                  28,547
Industrial development bond                                       2,010,002                               2,061,667
                                                             --------------                        ----------------
 Total liabilities                                           $    5,343,314                        $      5,899,460
                                                             ==============                        ================

Preferred stock-$.0001 par value; 5,000,000                              13                                      13
  shares authorized; 200,000 shares designated
  as Series A, 5% cumulative, convertible, 133,663
  shares issued and outstanding
Common stock-$.0001 par value, 30,000,000                             1,386                                   1,376
  shares authorized 13,760,000 shares issued and
  outstanding
Additional paid-in capital                                        1,710,084                               1,629,282
Retained earnings                                                  (636,118)                               (636,118)
Current profit/(Loss)                                                72,286
Accumulated other comprehensive loss                                (56,907)                                (56,907)
                                                             --------------                        ----------------

  Total stockholders' equity                                      1,091,742                                 938,646
                                                             --------------                        ----------------

Total liabilities and stockholder's equity                   $    6,435,056                        $      6,838,106
                                                             ==============                        ================

                            PEREGRINE INDUSTRIES, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                     1999                                   1998
Net sales                                                         2,631,519                               1,710,452

Cost of sales                                                     1,841,937                               1,215,541
                                                                 ----------                              ----------

Gross profit                                                        789,582                                 494,911

Operating expenses:
   General and administrative total                                 408,631                                 358,472
   Pre-operating cost of new product lines                                                                  109,937
   Provision for doubtful accounts total                              2,592
   Research and development total                                    83,426                                  80,769
   Depreciation and amortization total                              122,777                                  18,789
                                                                 ----------                              ----------

          Total operating expenses                                  617,425                                 567,967

Income/(loss) from operations                                       172,156                                 (73,056)

Other income/(expenses)
   Interest income                                                    4,809                                   3,687
   Interest expense                                                 (65,592)                                (29,307)
   Other                                                            (60,783)                                (25,620)
                                                                 ----------                              ----------

Income/(loss) before tax income tax provisions                      111,374                                 (98,676)
                                                                 ----------                              ----------

   Income tax provision/benefit                                      39,088                                  38,300
                                                                 ==========                              ==========

   Foreign currency translation Total                                     0                                   3,792
   Comprehensive Income                                              72,286                                 (56,584)
                                                                 ==========                              ==========


Basic net income per share:
 Net income                                                 $    72,286                   $  (56,584)
  Weighted average common shares
     outstanding                                             13,769,066                    13,760,000
                                                            -----------                   -----------
 Basic net income per share                                      0.0052                   $   (0.0041)
                                                                                          -----------

Diluted net income per share:
 Weighted average common shares
    outstanding                                              13,769,066                    13,769,066
 Convertible preferred shares                                   133,663                           -0-
 Preferred stock dividends                                       41,776                           -0-
 Warrants                                                       150,000                           -0-
 Stock Options                                                   87,334                           -0-
                                                                 ------                   -----------

  Weighted average common and
    potential common shares outstanding                      14,181,833                    13,760,000
                                                             ----------                   -----------

Net income                                                      $72,286                   $   (56,594)
                                                                 ------                   -----------

Diluted net income per share:                                     0.005                        (0.004)
                                                                  =====                       =======

                                 PEREGRINE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                           Three months ended
                                                                             DECEMBER 31,
                                                                             ------------
                                                                 1999                                        1998
                                                                 ----                                        ----
Cash flows from operating activities:
Net income                                                           72,286                                (60,376)
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Deferred tax benefit                                                                                    (42,900)
   Depreciation and amortization                                    122,777                                 18,789
   Outstanding stock options                                          5,812
   Foreign currency translation adjustment                                                                   3,792
   Warranty reserve                                                  (7,686)                                 5,661
   Changes in operating assets and liabilities:
      Restricted cash                                               (13,909)
      Accounts receivable                                           262,255                                189,940
      Inventory                                                     (44,825)                               189,594
      Prepaid and other current assets                               53,475                                (12,681)
      Deposits                                                      (17,863)                                92,336
      Debt issue cost                                                 3,762
      Deferred tax asset                                             39,087
      Accounts payable                                             (590,059)                              (137,346)
      Accrued expenses and other payables                            16,240                                (45,223)
                                                                     ------
      Income taxes payable                                                                                 (20,663)
                                                                                                           --------

           Net cash provided by (used in) operating activities      (98,648)                                180,923
                                                                   --------

Cash flow from investing activities:
   Expenditures for property and equipment                          (22,179)                             (1,270,488)
                                                                   --------                             -----------

           Net cash used in investing activities                    (22,179)                             (1,270,488)
                                                                   --------                             -----------

Cash flows from financing activities:
   Bank overdraft                                                   (25,327)                                  9,853
   Proceeds from equipment term loan                                                                      1,500,000
   Repayment of equipment term loan                                 (33,817)                                (25,940)
   Payments on notes payable to shareholder and director               (627)
   Payments on note payable and capital leases                       (2,122)
   Payments on Industrial Development Bonds                         (73,750)
   Unamortized Industrial Development Bond Cost
   Borrowings on line of credit, net                                161,000                                (416,000)
                                                                                                          ---------
   Proceeds from sale of common stock                                75,000
                                                                     ------

        Net cash provided by financing activities                   100,357                               1,067,913
                                                                    -------                               ---------

Net increase in cash and cash equivalents                          (20,470)                                 (21,652)

Cash and cash equivalents, beginning of quarter                      46,980                                  45,515
                                                                     ------

Cash and cash equivalents, end of quarter                            26,510                                  23,863
                                                                     ======                                  ======


                           PEREGRINE INDUSTRIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. This information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended December 31, 1999 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Registrant's audited financial statements for the year ended September 30, 1999.

2. Net income (loss) per share is calculated using the weighted average number of common and common shares outstanding during the periods presented.

3. Inventories are valued at the lower of cost or net realizable value with cost determined on a first in, first out (FIFO) method and consist of the following:

                                              December 31          September 30
                                                 1999                  1999
                                                 ----                  ----

Raw Material                                   $1,848,614          $1,796,827
Work in progress                                   80,000              90,750
Finished goods                                    122,789             119,001
                                               ----------          ----------
                                                2,051,403           2,006,578
Reserve for obsolete and slow
 moving inventory                                  65,004              65,004
                                               ----------          ----------
                                               $1,986,399          $1,941,574
                                               ==========          ==========


4. A $1,000,000 line of credit with a bank expires in March 2000. The balance of that line was $979,000 at December 31, 1999.

5.  Net (Loss) Income Per Common Share and Common Equivalent Share:

The calculation of basic and diluted net (loss) income per share for the quarters ended December 31, 1999 and 1998 are as follows:

                                                       Three Months Ended
                                                       December 31,
                                                       1999                      1998
                                                       ----                      ----
Basic net income per share:
 Net income                                        $    72,286               $  (56,584)
  Weighted average common shares
     outstanding                                    13,769,066                13,760,000
                                                   -----------               -----------
 Basic net income per share                             0.0052               $  (0.0041)
                                                                             -----------

Diluted net income per share:
 Weighted average common shares
    outstanding                                     13,769,066                13,769,066
 Convertible preferred shares                          133,663                       -0-
 Preferred stock dividends                              41,776                       -0-
 Warrants                                              150,000                       -0-
 Stock Options                                          87,334                       -0-
                                                   -----------               -----------

  Weighted average common and
    potential common shares outstanding             14,181,833                13,760,000
                                                   -----------               -----------

Net income                                         $    72,286               $  (56,594)
                                                   -----------               -----------

Diluted net income per share:                            0.005                   (0.004)
                                                         =====                   =======

CONCENTRATION OF CREDIT RISKS

The restructuring of distribution network and penetration into the southwest U.S. market reduced the company's historical dependency on a limited number of customers. The three largest customers accounted for only 32, 21 and 21%, respectively, of sales recorded during this quarter. Additionally, accounts receivable insurance coverage is being continually expanded.


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Sales

         Sales for the three month period ended December 31, 1999 increased approximately 54% from the comparable period in 1998. The increase in sales is primarily attributable to increased sales of pool heaters and a weighted average price increase of 13% on pool heaters beginning on September 1, 1999. Management believes the increase in pool heater sales primarily results from technology improvements in the products, including the incorporation of the Company's parallel flow coils and brazed plate heat exchangers.

         The Company implemented the price increase on pool heaters to partially recover the research and development costs invested during fiscal 1999, primarily related to the development of the parallel flow coils at the Company's Alabama plant.

         The Company continues to refine the manufacturing process of the parallel flow coils. Currently this proprietary technology is only incorporated into the Company's products. In furtherance of the Company's business strategy, during the third quarter of fiscal 2000 management believes it will begin sales of these component products to third party manufacturers.

         During fiscal 1999, the Company formed a wholly-owned foreign sales corporation, Peregrine Global, Inc., to take advantage of certain income tax considerations. For the three months ended September 30, 1999, the Company recorded export sales through this subsidiary of approximately $564,000, resulting in commissions to the subsidiary of approximately $35,400. These results are included in the sales for the three months ended December 31, 1999. There were no comparable sales in the three months ended December 31, 1998.

Gross Profit

         Gross profit remained relatively consistent for the three months ended December 31, 1999 versus December 31, 1998. The gross profit on sales of pool heaters during the three months ended December 31, 1999 increased approximately 3%; however, as a result of the absorption of costs related to unused manufacturing capacity at the Company's Alabama plant gross profit as a percentage of sales remained constant at approximately 30%. As discussed above, management anticipates the Company will begin utilizing this excess manufacturing capacity during the third quarter of fiscal 2000.

Operating Expenses

         General and administrative expenses increased approximately 14% for the three months ended December 31, 1999 versus the comparable period in fiscal 1999. The company invested approximately $110,000 during the three months ended December 31, 1998 for pre-opening costs of new product lines There were no comparable expanses during the three months ended December 31, 1999 as the Company's Alabama plant began manufacturing products during the later part of fiscal 1999. Depreciation and amortization increased approximately $104,000, or approximately 553%, for the three months ended December 31, 1999 versus the comparable quarter in fiscal 1999 as a result of the expansion of the Company's manufacturing operations in fiscal 1999 through the opening of its Alabama plant.

Other Income (Expense)

         Interest expense increased approximately $36,300, or approximately 124% during the quarter ended December 31, 1999 from the comparable quarter in fiscal 1999 as a result of costs associated with the Company's Alabama plant.

Liquidity and Capital Resources

         Net cash used in operating activities for the three months ended December 31, 1999 was approximately $98,700 compared to net cash provided by operating activities of approximately $181,000 for the comparable period in fiscal 1999. This decrease was primarily attributable to increases in accounts payable. Net cash used in investing activities for the quarter ended December 31, 1999 was approximately $22,200 versus approximately $1,270,000 for the comparable quarter in fiscal 1999. This decrease was primarily the result of non-recurring facilitation of Alcool plant. Net cash provided by financing activities decreased from approximately $1,068,000 for the three months ended December 31, 1998 to approximately $100,000 for the three months ended December 31, 1999. This was primarily attributable to not repeating term loan funded quarter ended December 31, 1998.

         Accounts payable reductions on December 31, 1999 from September 30, 1999 are primarily the result of improved operational cash flows and increases in the number of the Company's customers who take advantage of early payment discounts offered by the Company.

         Inventory levels at December 31, 1999 remained relatively constant from September 30, 1999. During fiscal 1999 the Company established a reserve for slow moving inventory as a result of improvements during the year in product component technology. At September 30, 1999, this reserve was $65,000. Management believes this reserve is sufficient and did not increase it at December 31, 1999.

         While the Company has established a warranty reserve, field failures of its products historically have not been significant. However, the introduction of new components on new products can increase the number of field failures despite extensive pre-introduction testing. During the later part of fiscal 1999 the Company introduced several new products and components including its parallel flow coil. Warranty credits for the three months ended December 1999 were approximately 2.5% of sales versus approximately 0.07% of sales for the three months ended December 31, 1998. Management believes its established warranty reserve is sufficient in view of its historical warranty expenses.

         The Company's working capital position increased from $(361,579) at September 30, 1999 to $(143,437) at December 31, 1999. The Company's sources of working capital include borrowings under its credit facility and accounts receivable. Currently, the majority of accounts receivable are paid within fifteen (15) days of the invoice.

         The Company's $1,000,000 credit line with a commercial bank expires on March 4, 2000. At December 31, 1999 the amount outstanding under this credit line was approximately $979,000. While the Company reasonably believes the credit facility will be renewed for an additional 12 month period, as of the date hereof it has not been renewed.

         During the three months ended December 31, 1999 the Company raised approximately $75,000 in working capital through the sale of its securities. See II, Item 2.

Year 2000 Compliance

         Since January 1, 2000 we have experienced no disruptions in our systems or those of third parties, or other computer related problems as a result of processing dates beyond 1999. However, we cannot say with any certainty that we will not experience any Year 2000 problems in the future. For example, software programs may fail to recognize February 29, 2000 as a leap year date asa result of an exception to the calculation of leap years that will occur in the year 2000 and occurs only once every 400 years. This problem could result in miscalculations, data corruption, system failures or disruptions of operations. Because we integrate third-party software to provide some of the functions of our services, residual Year 2000 problems affecting this software could cause our systems to fail. If residual Year 200 problems cause the failure of any of the technology, software or systems necessary to provide our services or operate our business, we could lose customers, suffer significant disruptions in our business, lose revenues or incur substantial liabilities and expenses. We are unable to predict at this time what effect, if any, any residual Year 2000 issues may have upon our company.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

                  None.

Item 2.  Changes in Securities and Use of Proceeds.

         In December 1999 and January 2000 the Company sold an aggregate of 338,333 shares of its common stock at a purchase price of $.75 per share to a group of accredited investors with whom it had pre-existing relationships, including a member of the Company's board of directors, in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Act, and Rule 506 of Regulation D promulgated thereunder. Purchasers of these shares were granted three year piggy-back registration rights covering the shares so purchased. These sales resulted in aggregate gross proceeds to the Company of $253,750, and the Company paid no underwriting discounts or commissions on the sale of these securities. These funds are being used by the Company for general working capital.

         The purchasers of these shares also received three year warrants to purchase an additional one share for each two shares purchased. These warrants contain customary anti-dilution provisions in the event of a stock split, stock dividend or recapitalization, they are freely transferable (subject to restrictions under federal and state securities laws) and the holders were granted three year piggy-back registration rights covering the shares of common stock issuable upon exercise of the warrants.


Item 3.  Defaults Upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

         1.            None.

         2. No reports on For 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                                 Peregrine Industries, Inc.
                                                 (Registrant)



Dated: February 18, 2000.                        /s/ MERRILL A. YARBROUGH
                                                 -----------------------------
                                                 Merrill A. Yarbrough
                                                 President