Form 10QSB
period 2000-03-31
PEREGRINE INDUSTRIES INC
filed 2000-05-22
CIK 1061164

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES (X). NO (__).

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 2000 the registrant had 14,270,000 shares of common stock issued and outstanding.

This discussion in this quarterly report regarding Peregrine Industries, Inc. and its subsidiaries (collectively, the "Company") and its business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on management's beliefs, as well as assumptions it has used based upon information currently available to it. Because these statements reflect the Company's current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statments. A reader, whether investing in the Company's common stock or not, should not place undue reliance on these forward-looking statments, which apply only as of the date of this quarterly report.

                         PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements.

PEREGRINE INDUSTRIES, INC
CONSOLIDATED BALANCE SHEET

                                                                                          MARCH 31, 2000          SEPTEMBER 30, 1999
ASSETS                                                                                      (unaudited)
Current assets:
  Cash and cash equivalents                                                                $     2,752              $    46,980
  Restricted cash                                                                              460,691                  441,809
  Accounts receivable, net of allowance for doubtful amounts                                   874,905                  594,912
  Inventory, net                                                                             2,314,674                1,941,574
  Prepaid and other current assets                                                              56,489                   68,237
  Debt issue costs                                                                              14,500                   14,500
  Federal Income tax deposits                                                                        0                    3,570
  Deferred tax asset                                                                            94,387                   94,387
  Income tax receivable                                                                        216,501                  189,062
                                                                                           -----------              -----------
                   Total current assets                                                      4,034,899                3,395,031

Property & equipment                                                                         2,831,070                2,987,555
Deposits and other                                                                              78,549                   87,312
Debt issue costs                                                                                77,044                   87,076
Deferred tax asset                                                                             222,544                  281,132
                                                                                           -----------              -----------
                   Total assets                                                            $ 7,244,106              $ 6,838,106
                                                                                           ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                                                           $   118,681              $   102,464
  Accounts payable                                                                           2,261,584                2,292,634
  Income tax payable                                                                             8,368                        0
  Accrued expenses and other payables                                                           58,701                  107,174
  Bank term note                                                                                38,622                   88,384
  Line of Credit                                                                             1,000,000                  818,000
  Industrial development bond                                                                2,238,750                  324,583
  Note payable and capital leases                                                                8,542                    8,371
  Notes payable to stockholder and director                                                $     7,656              $    14,000
                                                                                           -----------              -----------
                   Total current liabilities                                                 5,740,904                3,755,610

Warranty reserve                                                                                32,179                   53,636
Note payable and capital lease                                                                  24,222                   28,547
Industrial development bond                                                                          0                2,061,667
                                                                                           -----------              -----------
                   Total liabilities                                                         5,797,306                5,899,460
                                                                                           -----------              -----------

Stockholders' equity
  Preferred stock - $.0001 par value; 5,000,00 shares authorized, 200,000 shares designated as Series A, 5% cumulative,
    convertible, 133,633 shares issued and outstanding                                              13                       13
  Common stock - $.0001 par value; 30,000,000 shares authorized,
    14,270,000 and 13,760,000 issued and outstanding at March 31,
    and September 30, 1999 respectively                                                          1,427                    1,376
  Additional paid-in capital                                                                 2,001,356                1,629,282
  Retained earnings                                                                           (500,088)                (636,118)
  Accumulated other comprehensive loss Total                                                   (55,907)                 (55,907)
                                                                                           -----------              -----------
                   Total stockholders' equity                                                1,446,801                  938,646
                                                                                           -----------              -----------

                   Total liabilities and stockholders' equity                              $ 7,244,106              $ 6,838,106
                                                                                           ===========              ===========


   The accompanying notes are an integral part of these financial statements

PEREGRINE INDUSTRIES, INC
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

                                                       SIX MONTHS ENDED MARCH 31                   THREE MONTHS ENDED MARCH 31
                                               ----------------------------------------------------------------------------------
                                                       2000                  1999                   2000                 1999

Net sales                                                      $ 5,291,171        $ 3,718,425        $ 2,659,652        $ 2,007,973

Cost of Sales                                                    3,767,815          2,660,770          1,925,878          1,445,229
                                                               -----------        -----------        -----------        -----------
Gross profit                                                     1,523,356          1,057,655            733,774            562,744
                                                               -----------        -----------        -----------        -----------

Operating expenses:
   Selling, general and admin. expense                             842,315            682,217            431,093            323,745
   Pre-operating costs new product                                       0            270,671                  0            160,734
   Research and development                                        112,547            148,120             29,121             67,351
   Depreciation and amortization                                   247,630             37,577            124,853             18,788
                                                               -----------        -----------        -----------        -----------
         Total operating expenses                                1,202,492          1,138,585            585,067            570,618
                                                               -----------        -----------        -----------        -----------

Income/(loss) from operations                                      320,864            (80,930)           148,707             (7,874)

Other Income/(expense)
    Interest income                                                  9,838              7,644              5,029              3,957
    Interest expenses                                             (124,146)           (78,324)           (58,554)           (49,017)
                                                               -----------        -----------        -----------        -----------
Income (loss) before tax                                           206,556           (151,610)            95,181            (52,934)

   Income tax benefit/(provision)                                  (70,526)            48,073            (31,438)             9,773
                                                               -----------        -----------        -----------        -----------

         Net Income/(loss)                                     $   136,030        $  (103,537)       $    63,743        $   (43,161)

Foreign currency translation Total                                       0              3,440                  0               (352)
                                                               -----------        -----------        -----------        -----------

        Comprehensive income (loss)                            $   136,030        $  (100,097)       $    63,743        $   (43,513)
                                                               ===========        ===========        ===========        ===========


    The accompanying notes are an integral part of these financial statements


                                                                                Six months ended
                                                                                     March 31,
                                                                              ------------------------
                                                                              2000                1999
                                                                              ----                ----
Basic net income per share:
    Net income                                                          $    136,030         $     -100,097

    Weighted average common shares

     outstanding                                                          13,911,803             13,760,000
                                                                        ------------         --------------

    Basic net income per share                                          $     0.0098         $       (0.007)
                                                                        ------------         --------------

Diluted net income per share:

    Weighted average common shares

     outstanding                                                          13,911,803             13,760,000

    Convertible preferred shares                                             133,663                133,663

    Warrants                                                                 610,000                      0

    Stock options                                                             62,185                      0
                                                                        ------------         ---------------

    Weighted average common and potential

      common shares outstanding                                           14,717,651             13,893,663
                                                                        ------------         ----------------

Net income                                                                   136,030         $     (100,097)
                                                                        ------------         ---------------


Diluted net income per share:                                          $       0.009            $    (0.007)
                                                                       -------------            ------------

                                       4

                           PEREGRINE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                      SIX MONTHS ENDED MARCH 31
                                                                                                      -------------------------
                                                                                                      2000                 1999
                                                                                                      ----                 ----
Cash flows from operating activities:
Net income (loss)                                                                                $   136,030            $  (103,537)
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Deferred tax benefit
   Depreciation and amortization                                                                     247,630                 37,577
   Outstanding stock options                                                                          11,625                      0
   Foreign currency translation adjustment                                                                 0                  3,440
   Warranty reserve                                                                                  (21,457)                (6,583)
   Changes in operating assets and liabilities:
      Restricted cash                                                                                (18,882)              (846,569)
      Accounts receivable                                                                           (279,993)              (409,640)
      Income tax receivable                                                                          (27,439)                     0
      Inventory                                                                                     (373,100)                (3,407)
      Prepaid and other current assets                                                                11,748                (20,197)
      Federal income tax deposits                                                                      3,570                      0
      Deposits                                                                                         8,763                 75,712
      Debt issue cost                                                                                 10,032                      0
      Deferred tax asset                                                                              58,588                (42,900)
      Accounts payable                                                                               (31,050)               596,855
      Accrued expenses and other payables                                                            (48,473)                (8,735)
      Income taxes payable                                                                             8,368                 42,390
                                                                                                 -----------            -----------

          Net cash provided by (used in) operating activities                                       (304,040)              (685,594)
                                                                                                 -----------            -----------

Cash flow from investing activities:
    Expenditures for property and equipment                                                          (91,145)            (2,186,313)
                                                                                                 -----------            -----------

              Net cash used in investing activities                                                  (91,145)            (2,186,313)
                                                                                                 -----------            -----------

Cash flows from financing activities:
    Bank overdraft                                                                                    16,217                 85,174
    Proceeds from equipment term loan                                                                      0              1,500,000
    Repayment of equipment term loan                                                                 (49,762)            (1,275,128)
    Payments on notes payable to shareholder and director                                             (6,344)                     0
    Payments on note payable and capital leases                                                       (4,154)                     0
    Proceeds from Industral Development Bonds                                                              0              2,354,662
    Payments on Industral Development Bonds                                                         (147,500)                     0
    Borrowings on line of credit, net                                                                182,000                192,000
    Proceeds from sale of common stock                                                               360,500                      0
                                                                                                 -----------            -----------

           Net cash provided by financing activities                                                 350,957              2,856,708
                                                                                                 -----------            -----------

Net increase in cash and cash equivalents                                                            (44,228)               (15,199)

Cash and cash equivalents, beginning of  quarter                                                      46,980                 45,515
                                                                                                 -----------            -----------

Cash and cash equivalents, end of year                                                           $     2,752            $    30,316
                                                                                                 ===========            ===========

                                        5

                            PEREGRINE INDUSTRIES, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1:

The accompanying unaudited consolidated financial statements of Peregrine Industries, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month and six month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. These financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

Note 2: Net income (loss) per share is calculated using the weighted average number of common and common shares outstanding during the periods. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options and warrants calculated by the treasury stock method. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement of Financial Accounting Standards No. 128 requirements..

Note 3: Inventories are valued at the lower of cost or net realizable value with cost determined on a first in, first out (FIFO) method and consist of the following:


                                                                March 31        September 30
                                                                  2000                1999
                                                            ------------------  ------------------

Raw materials, piece parts, and components                $   2,143,097    $   1,796,827.00
Work in process                                                  48,750              90,750
Finished goods                                                  187,831             119,001
                                                          --------------    ---------------
                                                              2,379,678           2,006,578
Reserve for obsolete and slow moving inventory                   65,004              65,004
                                                          --------------    ---------------

                                                          $   2,314,674 $         1,941,574
                                                          --------------    ---------------


Note 4: A $1,000,000 line of credit with a bank expired on May 4, 2000. The balance of that line was $1,000,000 at March 31, 2000 and as of the date of this report. The Company is currently negotiating the extension of terms and credit with the commercial lender.

Note 5. Industrial Development Bond and Bank Term Loan
The Company is currently in violation of certain of its covenants associated with its Industrial Development Bond and Bank Term Loan. Accordingly, such obligations have been reclassified into current liabilities. As a result of its covenant violations, such debt obligations could be called on demand. However, it is uncertain as to whether the Company will be able to repay the debt obligations on demand, refinance it with its current lenders or obtain other sources of financing. The inability of the Company to repay or refinance its debt obligations could have a material adverse impact on the Company's financial condition.

Note 6:  CONCENTRATION OF CREDIT RISK

The Company's three largest customers accounted for 30%, 19% and 15%, respectively, of sales recorded during this quarter. Additionally, accounts receivable insurance coverage is being continually expanded.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated; 1) changes in international operations, 2) exchange rate risk, 3) market conditions for the Company's products, 4) the Company's ability to provide innovative and cost-effective solutions, 5) development risks, 6) changes in regulations or standards applicable to the Company's products, 7) competition and 8, changes in the economic climate.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATION

Three Months Ended March 31, 2000 as Compared to Three Months Ended March 31,
1999

The Company's consolidated condensed financial statements present a consolidation of its worldwide operations. This discussion supplements the detailed information presented in the Consolidated Condensed Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's 1999 Annual Report on Form 10-K) and is intended to assist the reader in understanding the financial results and condition of the Company.


         Net sales increased approximately 32.5% for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. Management of the Company believes this increase is primarily attributable to continued improvements in product efficiency consisted with product operating costs (primarily due to the Company's new parallel flow coils and brazed plate heat exchanges), the growing popularity of heat pumps versus other energy sources and the Company's increased penetration of the southwestern U.S. market, as well as the price increase implemented at the beginning of fiscal 2000 as discussed below.

         The cost of sales remained relatively constant at 72.4% of net sales for the second quarter of fiscal 2000 versus 71.9% of net sales for the second quarter of fiscal 1999.

         Gross profit increased approximately 30.4% during the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 as a result of increased net sales.

         Total operating expenses remained relatively constant during the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. Selling, general and administrative expenses increased approximately 34% during the second quarter of fiscal 2000 versus the second quarter of fiscal 1999 as a result of increases in personnel and personnel costs in order to support the Company's growth.

         Pre-operating costs for new product during the three months ended March 31, 1999 represented costs associated with the start-up of the Company's Alcool facility in Alabama; the Company did not incur similar costs during the comparable period in fiscal 2000.

         Research and development expenses decreased during the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 as a result of the substantial completion of development of Company's new parallel flow coils and brazed plate heat exchanges.

         The significant increase in depreciation and amortization for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 reflects the placing in service of the production equipment at the Alcool plant.

         The Company reported net income of $63,744 for the three months ended March 31, 2000 as compared to a net loss of $43,161 during the comparable three month period in fiscal 1999, and comprehensive income of $63,744 and a comprehensive loss of $43,513 during those periods respectively primarily as a result of increased sales during the 2000 period.

Six Months Ended March 31, 2000 as Compared to Six Months Ended March 31, 1999

         Net sales increased approximately 42.3% for the six months ended March 31, 2000 as compared to the six months ended March 31, 1999. Effective September 1 1999, the Company instituted a weighted average price increase of 15% on its pool heaters in order to both recover its research and development expenses on certain propriety components as discussed above as well as its assumption of certain warranty service functions previously handled by certain customers of the Company. The increase in net sales is attributable to this price increase, as well as continued improvements in product efficiency consistent with product operating costs (primarily due to the Company's new parallel flow coils and brazed plate heat exchanges), the growing popularity of heat pumps versus other energy sources and the Company's increased penetration of the southwestern U.S. market.

         The Company continues to refine the manufacturing process of the parallel flow coils. Currently this proprietary technology is only incorporated into the Company's products. In furtherance of the Company's business strategy, during the third quarter of fiscal 2000 management believes it will begin sales of these component products to third party manufacturers. In addition, the Company has completed development of a thermally conductive, corrosion resistant polymeric material which may replace traditional material used for heat exchanges and metallic heat-sink products. The Company has filed a patent application on these materials with the United States Patent Office and with 11 additional countries. The Company has also completed manufacturing agreements with a global plastic compounder and high-technology marketing and engineering company to assist the Company in introducing these materials to the market. Management of the Company presently anticipates the Company will begin make sales of these materials during the last quarter of fiscal 2000 or the first quarter of fiscal 2001. While management of the Company believes that these materials will receive commercial acceptance, management cannot predict at this time what effect, if any, these products will have on the Company's results of operations in the future.

         As a result of income tax considerations, the Company did not record any sales through Peregrina Global, Inc., its foreign sales corporation, during the six months ended March 31, 1999. During the six month ended March 31, 2000, the Company recorded export sales through this subsidiary of $563,560, and commission to Peregrine Global, Inc. of $35,409.

         The cost of sales remained relatively constant at 71.2% of net sales for the six months ended March 31, 2000 versus 71.5% of net sales for the six months ended March 31, 1999.

         Gross profit increased approximately 44% during the six months ended March 31, 2000 as compared to the six month ended March 31, 1999 as a result of increased net sales.

         Total operating expenses increased approximately 5.6% for the six months ended March 31, 2000 versus the six months ended March 31, 1999. Selling, general and administrative expenses increased approximately 23.4% during the six months ended March 31, 2000 versus the six months ended March 31, 1999 as a result of increases in personnel and personnel costs in order to support the Company's growth.

         Research and development expenses decreased during the six months ended March 31, 2000 as compared to the six months ended March 31, 1999 as a result of the substantial completion of development of certain new components as discussed above.

         Depreciation and amortization increased approximately 556% during the six months ended March 31, 2000 as compared to the six months ended March 31, 1999 as a result of the placing in service of the production equipment at the Alcool plant.

         Interest expense increased approximately 58.5% for the six months ended March 31, 2000 versus the comparable period in fiscal 1999 as a result of costs associated with the financing of manufacturing equipment at the Alcool plant and a full utilization of the Company's working capital line at a commercial lender in conjunction with an increase in sales during the 2000 period.

         The Company reported net income of $136,030 for the six months ended March 31, 2000 as compared to a net loss of $105,537 during the comparable six month period in fiscal 1999, and comprehensive income of $136,060 and a comprehensive loss of $100,097 during those periods respectively primarily as a result of increased sales during the 2000 period.


Liquidity and Capital Resources

Net cash used in operating activities was approximately $304,000 for the six months ended March 31, 2000 as compared to $686,000 for the same period last year. A major factor was the net income before depreciation of $384,000 for the six months ended March 31, 2000 as compared to a negative of $65,000 for the same period last year. A change of $828,000 in the restricted cash balance (residual funds generated by the industrial bond financing of Alcool equipment) was largely offset by increases in inventory and accounts receivable resulting from sales volume increases. Net cash used in investing activities declined from $2,186,000 for the six months ended March 31, 1999 to $91,000 for the same period this year as a result of completing facilitation of the Alcool plant. Net cash provided by financing activities of $351,000 compares to $2,857,000 for the same period last year, again as a result of completing the facilitation of the Alcool plant, as well as (1) increases in the credit line along with deceases in the cash balance were used to pay down term debt, including the industrial bond financing for Alcool, and (2), $361,000 was generated in this six months period from the sale of common stock as described elsewhere in this report.

The accounts receivable increase of $280,000 since September 30, 1999 generally follows the increase in sales volume. A large international insurance company insures approximately 75% of the balances.

Inventory increased $373,000 or 19% since September 30, 1999 which is less than the sales volume increase because of better turnover normally associated with sales increases. In the fiscal year ended September 30, 1999, a reserve for obsolete and slow moving inventory in the amount of $65,000 was recorded as a result of major improvements in product component technology. No additional such provision was required for the six months period ending March 31, 2000.

Deferred tax asset decreased $59,000 during the six months ended March 31, 2000 as a result of current period income taxes carried back to prior years under Internal Revenue Service tax carry back provisions.

Before re-classifying long term debt to current liabilities as described elsewhere, working capital at March 31, 2000 was $225,000 as compared to a working capital deficit of $373,000 at September 30, 1999. Note amount after reclass. The Industrial Development Bond was classified as a current liability as a result of the Company being in violation of certain covenants. As a result of its covenant violations, such debt obligations could be called on demand. However, it is uncertain as to whether the Company will be able to repay the debt obligations on demand, refinance it with its current lenders or obtain other sources of financing. The inability of the Company to repay or refinance its debt obligations could have a material adverse impact on the Company's financial condition.

A $1,000,000 line of credit from a commercial lender expired on May 4, 2000. The balance on that line was $1,000,000 at March 31, 2000 and as of the date of this report. The Company is currently negotiating the extension of term and credit with the commercial lender. If the company cannot successfully complete its negotiations or obtain alternative sources of financing, the expenses and repayment of this line of credit could have a materially adverse impact on the Company's financial condition.

Net loans to directors/stockholders was $3,500 at March 31, 2000.

Field failures have not been a significant problem in the company's history. Traditionally, however, the introduction of dramatically new components often times results in failures in their initial usage, despite extensive pre production testing. For these reasons and in view of assuming certain additional warranty fulfillment obligations, the Company added a warranty service department in this six months period. While warranty credits in this six month period totaled 3% of sales versus 0.4% in the same period last year, management believes that initial field operating problems are substantially satisfied, that warranty cost will shortly be near its former levels, and that the present $32,000 warranty reserve is adequate as to anticipated future needs. Warranty transactions for the six months ended March 31, 2000 and 1999 were as follows:





                                                 Six Months Ended March 31
                                             -------------------------------
                                                   2000             1999

Warranty reserve balance at start             $    53,635       $   54,807

Provisions                                        139,066           25,301

Warranty credits issued                           160,522           14,913
                                             ------------       ----------

Warranty reserve balance at end               $    32,179       $   65,195
                                              ===========       ==========

Warranty credits as a % of sales                       3%            0.40%
                                              ===========       ==========

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

In January 2000, the Company completed a private placement of its securities to a group of eight accredited investors, including the Company's CEO and its outside director in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption under Section 4(2) of said act. Pursuant to the terms of the private placement agreement, the Company issued 400,000 shares of its common stock and three year warrants to purchase 200,000 shares of the Company's common stock at $1.25 per share. The Company received $300,000 in gross proceeds in this offering, which is used for general working capital. The Company granted the purchasers in this offering certain registration rights.

In January 2000 the Company also issued an aggregate of 110,00 shares of its common stock , and a warrant to purchase an additional 7,500 shares at $1.25 per share to two entities who were accredited investors as satisfaction of amounts due those entities by the Company. These transaction were exempt from registration under the Securities Act of 1933 as amended, in reliance on Section 4(2) of said act. The Company also granted these investors registration rights.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      None.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                        Peregrine Industries, Inc.
                                        (Registrant)

                                        /s/ Merrill A. Yarbrough
                                        ---------------------------------
                                        Merrill A. Yarbrough
                                        Chief Executive Officer

                                        Dated:  May 19, 2000