Form 10QSB
period 2000-06-30
PEREGRINE INDUSTRIES INC
filed 2000-08-21
CIK 1061164

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________to________________

                        Commission File Number: 000-27511

                           PEREGRINE INDUSTRIES, INC.
        ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
        ------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0611007
        ------------------------------------------------------------------
                        (IRS Employer Identification No.)

              730 S. Military Trail, Deerfield Beach, Florida 33442
                    (Address of principal executive offices)

                                 (954) 725-8041
        ------------------------------------------------------------------
                   (Issuer's telephone number, including area
                                     code:)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) YES (X). NO (__).

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 21, 2000 the registrant had 14,270,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

PEREGRINE INDUSTRIES, INC.
Consolidated Balance Sheets

                                                                                                                       September 30,
                                                                                                June 30, 2000              1999
                                                                                                  (unaudited)            (audited)
                                                                                                  -----------           -----------
                                    ASSETS
Current assets:
    Cash and cash equivalents                                                                     $   123,935           $    46,980
    Restricted cash                                                                                   466,940               441,809
    Accounts receivable, net of allowance for doubtful accounts of
        $20,949 in 2000 and $230,370 in 2000                                                          758,775               594,912
    Inventory                                                                                       2,399,257             1,941,574
    Prepaid and other current assets                                                                   66,966                68,237
    Debt issue costs                                                                                   15,048                14,500
    Federal income tax deposits                                                                            --                 3,570
    Deferred tax asset                                                                                 82,306                94,387
    Income tax receivable                                                                                  --               189,062
    Notes receivable to stockholder and director                                                       11,410                    --
                                                                                                  -----------           -----------

          Total current assets                                                                      3,924,637             3,395,031

Property and equipment, net                                                                         2,823,063             2,987,555
Deposits and other                                                                                     28,446                87,312
Debt issue costs                                                                                       69,484                87,076
Deferred tax asset, net                                                                               325,149               281,132
                                                                                                  -----------           -----------
          Total assets                                                                            $ 7,170,779           $ 6,838,106
                                                                                                  ===========           ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                                                $        --           $   102,464
    Accounts payable                                                                                2,485,277             2,292,634
    Accrued expenses and other payables                                                               143,111               107,174
    Line of credit                                                                                  1,000,000               818,000
    Industrial development bonds                                                                    2,165,000             2,386,250
    Bank term loan                                                                                     22,327                88,384
    Notes payable and capital leases                                                                   13,008                 8,371
    Notes payable to stockholder and director                                                          37,500                14,000
                                                                                                  -----------           -----------

          Total current liabilities                                                                 5,866,223             5,817,277

Warranty reserve                                                                                       50,043                53,636
Notes payable and capital leases                                                                       17,690                28,547
                                                                                                  -----------           -----------

          Total liabilities                                                                         5,933,956             5,899,460

Commitments and contingency (Note 5)

Stockholders' equity:
    Preferred stock - $.0001 par value; 5,000,000 shares authorized,
        200,000 shares designated as Series A, 5% cumulative,
        convertible, 133,663 shares issued and outstanding                                                 13                    13
    Common stock - $.0001 par value; 30,000,000 shares authorized,
        14,270,000 issued and outstanding                                                               1,427                 1,376
    Additional paid-in capital                                                                      2,007,169             1,629,282
    Retained earnings                                                                                (725,179)             (636,118)
    Accumulated other comprehensive lossent                                                           (46,607)              (55,907)
                                                                                                  -----------           -----------

          Total stockholders' equity                                                                1,236,823               938,646
                                                                                                  -----------           -----------

          Total liabilities and stockholders' equity                                              $ 7,170,779           $ 6,838,106
                                                                                                  ===========           ===========

PEREGRINE INDUSTRIES, INC.
Consolidated Statements of Loss and Comprehensive Loss
For the three months and nine months ended June 30, 2000 and 1999


(Unaudited)                                                      THREE MONTHS ENDED JUNE 30            NINE MONTHS ENDED JUNE 30
                                                              -------------------------------      --------------------------------
                                                                   2000              1999               2000               1999

Net sales                                                     $  1,802,863       $  1,741,614       $  7,094,034       $  5,460,039

Cost of sales                                                    1,575,516          1,724,853          5,343,331          4,385,623
                                                              ------------       ------------       ------------       ------------

Gross Profit                                                       227,347             16,761          1,750,703          1,074,416

Operating expenses:
     General and administrative                                    380,856            455,671          1,223,171          1,137,888
     Pre-operating costs of new product lines                           --             13,585                 --            284,256
     Research & development                                         10,122             79,308            122,669            227,428
     Depreciation and amortization                                 108,908            102,421            356,538            139,998
                                                              ------------       ------------       ------------       ------------

         Total operating expenses                                  499,886            650,985          1,702,378          1,789,570
                                                              ------------       ------------       ------------       ------------

(Loss) income from operations                                     (272,539)          (634,224)            48,325           (715,154)

Other income (expenses):
    Interest income                                                  6,839              5,224             16,677             12,868
    Interest expense                                               (55,341)           (56,077)          (179,487)          (134,401)
     Other                                                                              7,000                                 7,000
    Loss on foreign currency transactions                          (17,522)                --            (17,522)                --
                                                              ------------       ------------       ------------       ------------

Loss before provision for income taxes                            (338,563)          (678,077)          (132,007)          (829,687)

     Income tax benefit                                            113,473            143,214             42,947            191,287
                                                              ------------       ------------       ------------       ------------

Net loss                                                      $   (225,090)      $   (534,863)      $    (89,060)      $   (638,400)
                                                              ============       ============       ============       ============

Other comprehesive loss:
     Foreign currency translation adjustment,
         net of income tax                                    $      9,300       $                  $      9,300       $        474
                                                              ------------       ------------       ------------       ------------

Comprehensive loss                                            $   (215,790)      $   (534,863)      $    (79,760)      $   (637,926)
                                                              ============       ============       ============       ============

Basic net loss per share:

     Net loss                                                 $   (225,090)      $   (534,863)      $    (89,060)      $   (638,400)
     Weighted average shares outstanding                        14,270,000         13,760,000         14,055,568         13,760,000
     Basic net loss per share                                 $     (0.016)      $     (0.039)      $     (0.006)      $     (0.046)

PEREGRINE INDUSTRIES, INC.
Consolidated Statements of Cash Flow
For the nine months ended June 30, 2000 and 1999
(Unaudited)

                                                                                                     NINE MONTHS ENDED JUNE 30
                                                                                                     -------------------------
                                                                                                    2000                   1999
                                                                                                -----------             -----------
Cash flows from operating activities:
Net income                                                                                      $   (89,060)            $  (638,400)
Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Accrued interest on stockholder notes                                                              363                      --
     Deferred tax benefit (provision)                                                               (31,936)               (165,487)
     Depreciation and amortization                                                                  356,538                 139,998
     Bad debt provision                                                                                  --                  11,355
     Foreign currency translation adjustment                                                          9,300                     474
     Warranty reserve                                                                                (3,593)                (35,764)
     Stock options                                                                                   17,938                  40,250
     Debt issue costs                                                                                17,044                  26,527
Changes in operating assets and liabilities:                                                             --
     Restricted cash                                                                                (25,131)               (465,828)
     Accounts receivable                                                                           (163,863)                 21,269
     Inventory                                                                                     (457,683)                (49,569)
     Prepaid and other current assets                                                                 1,270                 (48,910)
     Income tax receivable                                                                          189,062                      --
     Deposits and other                                                                              58,866                  56,696
     Accounts payable                                                                               192,643                 804,770
     Accrued expenses and other payables                                                             35,574                 101,240
     Federal tax deposits                                                                             3,570                 110,426
                                                                                                -----------             -----------

         Net cash provided by (used in) operating activities                                        110,902                (117,480)

Cash flow from investing activities:
     Expenditures for property and equipment                                                       (192,046)             (2,623,263)
                                                                                                -----------             -----------

         Net cash used in investing activities                                                     (192,046)             (2,623,263)

Cash flows from financing activities:
     Bank overdraft                                                                                (102,464)                (24,273)
     (Repayments) proceeds on line of credit                                                        182,000                 266,000
     Proceeds from long-term debt                                                                        --               1,500,000
     Repayment of long-term debt                                                                   (293,527)             (1,342,461)
     Distribution to stockholders                                                                        --                      --
     Proceeds from sale of common stock                                                             360,000                      --
     Proceeds from Industrial Development Bonds                                                          --               2,354,662
     Advances from stockholders                                                                      12,090
                                                                                                -----------             -----------

         Net cash provided by financing activities                                                  158,099               2,753,928

Net increase in cash and cash equivalents                                                            76,955                  13,185
                                                                                                -----------             -----------

Cash and cash equivalents, beginning of year                                                         46,980                  45,515
                                                                                                -----------             -----------

Cash and cash equivalents, end of year                                                          $   123,935             $    58,700
                                                                                                -----------             -----------

                            PEREGRINE INDUSTRIES, INC

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1:

The accompanying unaudited consolidated financial statements of Peregrine Industries, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and nine month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. These financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

Note 2: Net loss per share is calculated using the weighted average number of common and common shares outstanding during the periods. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options and warrants calculated by the treasury stock method. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement of Financial Accounting Standards No. 128 requirements. Due to the net loss, preferred stock, stock options and warrants were not included in the fully diluted earnings per share calculation due to their anti-dilutive effect.

Note 3: Inventories are valued at the lower of cost or net realizable value with cost determined on a first in, first out (FIFO) method and consist of the following:



                               PLACE TABLE HERE!


                                                                                    June 30, 2000                September 30, 1999
                                                                                    -------------                ------------------

Raw materials                                                                        $2,018,637                       $1,796,827
Work in process                                                                          60,000                           90,750
Finished goods                                                                          385,624                          119,001
                                                                                     ----------                       ----------
                                                                                      2,464,261                        2,006,578
 Reserve for obsolete and slow moving inventory                                          65,004                           65,004
                                                                                     ----------                       ----------
                                                                                     $2,399,257                       $1,941,574
                                                                                     ==========                       ==========


Note 4: A $1,000,000 line of credit with a bank expired on May 4, 2000. The commercial lender renewed the line through October 04, 2000. The balance of that line was $1,000,000 at June 30, 2000 and as of the date of this report. Additionally, the Company is in violation of certain of its covenants associated with this line of credit. As a result of its covenant violations, such debt obligations could be called on demand. However, it is uncertain as to whether the Company will be able to repay the debt obligations on demand, refinance it with its current lenders or obtain other sources of financing. The inability of the Company to repay or refinance its debt obligations could have a material adverse impact on the Company's financial position.

Note 5. Industrial Development Bond and Bank Term Loan

The Company is currently in violation of certain of its covenants associated with its Industrial Development Bond and Bank Term Loan. Accordingly, such obligations have been reclassified into current liabilities. As a result of its covenant violations, such debt obligations could be called on demand. However, it is uncertain as to whether the Company will be able to repay the debt obligations on demand, refinance it with its current lenders or obtain other sources of financing. The inability of the Company to repay or refinance its debt obligations could have a material adverse impact on the Company's financial position.

Note 6:  CONCENTRATION OF CREDIT RISKS

The Company's three largest customers accounted for only 27%, 18% and 14%, respectively, of sales recorded during this quarter. Additionally, accounts receivable insurance coverage is being continually expanded.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATION

Three months ended June 30, 2000 as Compared to three months ended June 20, 1999

         Net sales increased approximately 3.5% for the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. Management of the Company believes this increase is primarily attributable to continued improvements in product efficiency consistent with product operating cost (primarily due to the Company's new parallel flow coils and brazed plate heat exchanges) versus other energy sources and the Company's increased penetration of the southwestern U.S. market, as well as the price increase implemented at the beginning of fiscal 2000 as discussed below.

         It is our expectation that the fourth quarter will be among the most profitable in our companies history, as it will reflect, for the first time, the production of both air conditioners and pool heaters simultaneously.

         The cost of sales at 87.4% of net sales for the third quarter of fiscal 2000 versus 99.0% of net sales for the third quarter of the previous year are due to increased manufacturing efficiences of the Alcool subsidiary. This increase was partially offset by problems with one of our suppliers who furnished us with defective plastic material.

         Gross profit increased approximately 123% during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999 as a result of increased manufacturing efficiencies and throughout at the Alcool subsidiary.

         Total operating expenses remained relatively constant during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. Selling, general and administrative expenses decreased approximately 14.2% during the third quarter of fiscal 2000 versus the third quarter of fiscal 1999 due to decreases in advertising and sales promotion expenses for launching new product lines in 1999.

         Pre-operating costs for new product during the nine months ended June 30, 1999 represented costs associated with the start-up of the Company's Alcool facility in Alabama; the Company did not incur similar costs during the comparable period in fiscal 2000.

         Research and development expenses decreased during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999 as a result of the substantial completion of development of Company's new parallel flow coils and brazed plate heat exchanges.

         The increase in depreciation and amortization for the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999 reflects the placing in service of the production equipment at the Alcool plant.

         The Company reported net loss of $225,090 for the three months ended June 30, 2000 as compared to a net loss of $534,863 during the comparable three month period in fiscal 1999, and comprehensive loss of $215,790 and a comprehensive loss of $534,863 during those periods respectively, primarily as a result of increased sales together with a decrease of operating expenses in the during the 2000 period.

Nine Months Ended June 30, 2000 as Compared to Nine Months Ended June 30, 1999

         Net sales increased approximately 29.9% for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999. Effective September 1, 1999, the Company instituted a weighted average price increase of 13% on its pool heaters in order to both recover its research and development expenses on certain propriety components as discussed above as well as its assumption of certain warranty service functions previously handled by certain customers of the Company. The increase in net sales is attributable to this price increase, as well as continued improvements in product efficiency consistent with product operating cost (primarily due to the Company's new parallel flow coils and brazed plate heat exchanges), and the growing popularity of heat pumps versus other energy sources and the Company's increased penetration of the southwestern U.S. market.

         The cost of sales of 75.3% of net sales for the nine months ended June 30, 2000 decreased versus 80.3% of net sales for the nine months ended June 30, 1999. Gross profit correspondingly increased approximately 62.9% during the nine months ended June 30, 2000 as compared to the nine months ended June 30, 2000. The decrease in cost of sales and increase in gross margin are due to higher manufacturing throughput throughout the Alcool subsidiary, along with implementing a price increase to our customers.


         Total operating expenses decreased approximately 4.9% for the nine months ended June30, 2000 versus the nine months ended June 30, 1999. Selling, general and administrative expenses increased approximately 7.5% during the nine months ended June 30, 2000 versus the nine months ended June 30, 1999 as a result of increases in personnel and personnel costs in order to support the Company's growth.

         Research and development expenses decreased during the nine months ended June 30, 2000 as compared to the nine months ended June30, 1999 as a result of the completion of development of certain new components as discussed above.

         Depreciation and amortization increased approximately 154% during the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999 as a result of the placing in service of the production equipment at the Alcool plant.

         Interest expense increased approximately 33.6% for the nine months ended June 30, 2000 versus the comparable period in fiscal 1999 as a result of costs associated with the financing of manufacturing equipment at the Alcool plant, and a full utilization of the Company's working capital line at a commercial lender in conjunction with an increase in sales during the 2000 period.

         The Company reported net loss of $89,060 for the nine months ended June 30, 2000 as compared to a net loss of $638,400 during the comparable nine month period in fiscal 1999, and comprehensive loss of $79,760 and a comprehensive loss of $637,926 during those periods respectively primarily as a result of increased sales during the 2000 period and better utilization and manufacturing efficiences at the Alcool Subsidiary.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $110,902 for the nine months ended June 30, 2000 as compared to $117,480 used by operations for the same period last year. This is principally due to lower losses and increased net sales over the previous period. Net cash used in investing activities declined from $2,623,263 for the nine months ended June 30, 1999 to $192,046 for the same period this year as a result of completing facilitation of the Alcool plant. Net cash provided by financing activities of $158,099 compares to $2,753,928 for the same period last year, again as a result of completing the facilitation of the Alcool plant, as well as (1) increases in the credit line along with deceases in the cash balance were used to pay down term debt, including the industrial bond financing for Alcool, and (2), $360,000 was generated in this nine months period from the sale of common stock.

The accounts receivable increase of $163,863 since September 30, 1999 generally follows the increase in sales volume. A large international insurance company insures approximately 75% of the balances.

Inventory increased $457,683 or 23.6% since September 30, 1999, which is consistent with the increase in sales volume increase because of better turnover normally associated with sales increases.

Before re-classifying long term debt to current liabilities as described elsewhere, the working capital deficit of $97,000 at June 30, 2000 improved compared to the working capital deficit of $373,000 at September 30, 1999. This is principally due to the significant increase in net sales, and thus corresponding increases in accounts receivable and inventory.

The Company is in violation of certain of its covenants associated with the $1,000,000 line of credit in addition to the Industrial Revenue Bond. As a result of its covenant violations, such debt obligations could be called on demand. However, it is uncertain as to whether the Company will be able to repay the debt obligations on demand, refinance it with its current lenders or obtain other sources of financing. The inability of the Company to repay or refinance its debt obligations could have a material adverse impact on the Company's financial position. Management is currently in discussions with the current and other potential lenders.

Net loans to directors/stockholders amounted to $26,090 at June 30, 2000.

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

In January 2000 the Company also issued an aggregate of 110,00 shares of its common stock , and a warrant to purchase an additional 5,000 shares at $1.25 per share to two entities who were accredited investors as satisfaction of amounts due those entities by the Company. These transactions were exempt from registration under the Securities Act of 1933 as amended, in reliance on Section 4(2) of said act. The Company also granted these investors registration rights.

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

                                              Dated:  August 21, 2000