Form 10KSB
period 2003-09-30
PEREGRINE INDUSTRIES INC
filed 2004-07-23
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________

(MARK ONE)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year Ended September 30, 2003
OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For The Transition Period From  ___________ To ___________

Commission File No.: 0-27511

PEREGRINE INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

FLORIDA	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

115 EAST 57TH STREET, SUITE 1122	10022
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (212) 688-5688

Securities Registered Pursuant to Section 12(b) of The Act: None

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]  No [X]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

At June 30, 2004, the aggregate market value of the 4,075,833 voting common stock held by non-affiliates of the registrant was approximately $4,075. At June 30, 2004, the registrant had 29,270,000 shares of common stock outstanding.

Issuers Involved in Bankruptcy Proceeding During The Past Five Years
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

General Background and Reports under the Exchange Act

Peregrine Industries, Inc., a Florida corporation, is sometimes referred to herein as "we", "us", "our", "Company" and the "Registrant". The Registrant was incorporated in Florida in 1995. The Company's registration statement on Form 10-SB, registering its common stock under the Exchange Act, was filed in October 1999. The Registrant has not been current in its filing obligations under the Exchange Act since 2001. The Registrant filed for bankruptcy under Chapter 11 of the Bankruptcy Code in June 2002, which proceeding was converted to Chapter 7 in September 2002 as discussed below. At a board meeting on April 22, 2004, the board approved a change of the Registrant's fiscal year from September 30 to June 30. The Registrant is filing its annual reports on Form 10-KSB for the fiscal years ended September 30, 2003 and June 30, 2004, which contain our audited financial statements for the respective periods, in order to be deemed current in our Exchange Act reporting obligations. The Registrant has filed past due Uniform Business Reports with the State of Florida and its corporate charter was reinstated on April 2, 2004.

Change in Control following Bankruptcy

In June 2002, the Registrant and its subsidiaries filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 02-24188). In September 2002, the bankruptcy proceeding was converted to Chapter 7. As a result of the conversion to Chapter 7, the Registrant's assets were transferred to a United States Trustee on September 4, 2002 and the Registrant terminated its business operations. During 2003, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiaries. On February 12, 2004, the Trustee for Peregrine Industries, Inc. and Park Avenue Group, Inc. entered into a contract resulting in a change in control of Peregrine Industries, Inc. On March 15, 2004, the Bankruptcy Court granted an order approving the contract and finding that Park Avenue Group is a good faith purchaser within the meaning of 11 USC Section 363(m). On March 29, 2004, the U.S. Bankruptcy Court confirmed the order previously granted on March 15, 2004.

In connection with the order of the U.S. Bankruptcy Court dated March 29, 2004, the Court authorized a change in control of the Registrant. The Court order further provided that the sale was free and clear of liens, claims and interests of others and that the sale was free and clear of any and all real or personal property interests, including any interests in Peregrine's subsidiaries. The confirmed Court order provided that the existing officers and directors were deemed removed from office and also authorized the following: (i) the  appointment of new members to the Registrant's board of directors; (ii) the amendment of Registrant's Article of Incorporation to increase the number of authorized shares to 100,000,000 shares; (iii) the issuance up to 30,000,000 shares of common stock, par value $0.0001 to the new management of the Registrant, which management was appointed by the newly-constituted board of directors; (iv) the authority to implement a reverse split of the issued and outstanding shares in a ratio to be determined by the board of directors; (v) the cancellation and extinguishment of all common share conversion rights of any kind, including without limitation, warrants, options, convertible bonds, other convertible debt instruments and convertible preferred stock; and (vi) the cancellation and extinguishment of all preferred shares of every series and accompanying conversion rights of any kind.

In connection with the change in control of the Registrant, Thomas J. Craft, Jr., Ivo Heiden and Richard Rubin became the Registrant's officers and directors on March 30, 2004.

As of the date of this filing, the Registrant has paid a total of $7,456 for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of our reports under the Exchange Act. We believe that these filings will enable the Registrant to become current in its reporting obligations under the Exchange Act. While we are dependent upon interim funding provided by management or made on behalf of the Registrant by Park Avenue Group, Inc. to pay professional fees and expenses, we have no written finance agreement with management or Park Avenue Group, Inc. to provide any continued funding.

Business Objectives

As a result of the Chapter 7 proceeding, we have no present operations. Management determined to direct its efforts and limited resources to pursue potential new business opportunities or business transactions with other companies. The Registrant does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider and proceed with a business opportunity.

Our common stock previously traded on the NASDAQ OTCBB under the symbol HVAC. In January 2001, due to the Registrant's failure to file its annual report on Form 10-KSB for the year ended September 30, 2000, the Registrant's shares were deleted from the NASDAQ OTCBB market, following which the Registrant's common stock has been subject to quotation on the pink sheets. There is currently no active trading market in the Registrant's shares. There can be no assurance that there will be an active trading market for our securities following any business combination. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

On March 30, 2004, Thomas J. Craft, Ivo Heiden and Richard Rubin each subscribed to 5,000,000 restricted shares for a total of $7,500 to enable the Registrant to pay for expenses, including professional fees. The total issued and outstanding shares following the issuance of 15,000,000 restricted shares to the new management of the Registrant is 29,270,000 shares.

If the board of directors seeks to acquire another business or pursue a business opportunity, management would have substantial flexibility in identifying and selecting a prospective business. Registrant would not be obligated nor does management intend to seek pre-approval by our shareholders. Under the laws of the State of Florida, the consent of holders of a majority of the issued and outstanding shares, acting without a shareholders meeting, can approve an acquisition. We may be required to file an Information Statement on Schedule 14C with the SEC including disclosure about the acquired company and audited financial statements.

The Registrant is entirely dependent on the judgment of management in connection with the selection process. In evaluating a prospective business opportunity, we would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate; (iii) growth potential of the target business; (iv) experience and skill of management and availability of additional personnel; (v) necessary capital requirements; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business its products or services; (ix) proprietary features and degree of intellectual property; (x) the availability of audited financial statements of the potential business opportunity; and (xi) the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deemed relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities or to seek to acquire other businesses, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, can not be ascertained with any degree of certainty.

Management does not intend to devote full time to the Registrant's affairs. Accordingly, the length of time required for the pursuit and negotiations related to any new business opportunities is uncertain. Management will devote such time as it deems reasonably necessary to carry out the Registrant's business affairs. No assurance can be made that we will be successful in our efforts. We cannot project the time that our management will actually devote to the Registrant's business.

If we decide to enter into a business combination, Federal and state tax laws and regulations may have a significant impact upon the structuring of a business combination. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment for the Registrant's shareholders. There can be no assurance that the Internal Revenue Service or state tax authorities will ultimately agree with our tax treatment of a potential business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately disagree with our proposed tax treatment and in fact prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us and our shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a potential business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Following the filing of the Registrant's annual reports on Form 10-KSB for its fiscal years ended September 30, 2003 and June 30, 2004, the Registrant believes that it will be deemed current in its reporting obligations under the Exchange Act. In the event of a material acquisition, the Registrant will be required to file the last two years of certified financial statements for the acquired company.

The Registrant intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Potential impediments to an acquisition of a business or a merger could arise if appraisal rights are afforded to the shareholders of a prospective acquisition target under the laws of the state under which the prospective business is organized. This may prove to be deterrent to a particular business combination. In addition, under the laws of the State of Florida, a business combination, including a merger, generally requires the approval by a majority of all votes entitled to vote. The management of the Registrant has sufficient votes to approve a transaction.

Selection of a Target Business and Structuring of a Business Combination.

New management owns 15,000,000 shares or 51.25% of the total issued and outstanding shares. As a result, management will have substantial flexibility in identifying and selecting a prospective target business. The Registrant will be almost entirely dependent on the judgment of its management in connection with the selection of a target business. In evaluating a prospective target business, we will consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in the prospective candidate, if any; (iii) growth potential of the candidate; (iv) experience and skill of management and availability of additional personnel; (v) capital requirements necessary; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business, products or services; (ix) proprietary features and degree of intellectual property; (x) the availability of audited financial statements of the any potential business opportunity; and (xi) the regulatory environment that may be applicable to any prospective business.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deemed relevant. In connection with an evaluation of a potential business opportunity, management may be expected to conduct a due diligence review and may seek assistance of independent third party consultants. Management may conduct a due diligence review which will encompass, among other things, meeting with the target's incumbent management, inspection of facilities, and the review of available  financial, legal and other information.

The time and costs required to select and evaluate a target business, including conducting a due diligence review, and to structure and consummate the business combination cannot presently be ascertained. Management will devote such time as it deems reasonably necessary to carry out our business objective and affairs, including the evaluation of potential target businesses and the negotiation of a business combination. As a result, the time devoted to the Registrant's business may vary depending upon whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources in the finance and investment community. We may also engage the services of professional firms that specialize in finding candidates for business acquisitions, in which event we may agree to pay a finder's fee or other compensation. In no event will we pay a finder's fee or commission to management, or to any entity directly or indirectly affiliated with management. We will not advertise nor utilize promoters to seek new business opportunities or prospective target businesses. We will not publish advertisements in financial or trade publications seeking potential business acquisitions.

Conflicts of Interest

Our management is not required to commit its full time to our affairs. As a result, the consummation of a business combination may require a greater period of time than if they would devote their full time to our affairs. Management is not precluded from serving as officers or directors of any other entity that is engaged in business efforts similar to those of the Registrant. Management has not identified and is not currently negotiating a business combination for us. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct, including seeking potential business combinations. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a Florida corporation are required to present certain business opportunities to such corporation. In the event that our management develops multiple business affiliations, it may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any conflicts will be resolved in our favor. The Registrant shall not enter into a transaction with a target business that is affiliated with management.

Business Experience of Management

Our present management, Messrs. Thomas J. Craft, Jr., Richard Rubin and Ivo Heiden, serve as our officers and directors. During the past five years, management has had experience in negotiating mergers, acquisitions and stock purchase agreements involving several different private operating companies. In connection with or upon completion of such transactions, they resigned their management positions. The following table sets forth business transactions management was involved during the last five years.

Company	Type and Date of Transaction	Subsequent Involvement
PlanetLink Communications, Inc.	Merger between Fifth Avenue Acquisition I Corp. and PlanetLink Communications, Inc., an operating company, in July 2001. PlanetLink Communications, Inc. became the successor reporting company and is subject to quotation on the OTCBB.	Messrs. Craft, Rubin and Heiden resigned as officers and directors following the merger with PlanetLink.

Nettel Holdings Inc.	Merger between Bio Standard Corporation and Nettel Holdings, Inc., an operating company in May 2003. Nettel became the successor reporting company and is subject to quotation on the OTCBB.	Mr. Craft and Rubin resigned as officers and directors following the merger with Nettel.

Lexor Holdings Inc.	Merger between Western-Silver Lead Corp. and Lexor Holdings Inc., an operating company in September 2003. Lexor became the successor reporting company and is subject to quotation on the OTCBB.	Messrs. Craft, Rubin and Heiden resigned as directors following the merger with Lexor.

RISK FACTORS

FORWARD-LOOKING STATEMENTS
This annual report on Form 10-KSB contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-KSB, whether as a result of new information, future events, changes in assumptions or otherwise.

DEPENDENCE ON KEY PERSONNEL
The Registrant is dependent upon the continued services of its officers and directors. To the extent that their services become unavailable, the Registrant will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES.
At present, we have no business operations and our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with limited funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs of remaining a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business or acquire an entity that generates revenues, of which there can be no assurance. There can be no assurance that any business that we may acquire   will generate any material revenues or operate on a profitable basis.

BROAD DISCRETION OF MANAGEMENT
Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business. There can be no assurance that determinations made by our management will permit us to achieve our business objectives.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS
As of the period covered by this annual report, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we  have no substantive information concerning any prospective business. There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED
Our common stock previously traded on the NASDAQ OTCBB under the symbol HVAC. In 2001, the Registrant did not remain current in its reporting obligations under the Exchange Act and its shares were subsequently deleted from the NASDAQ OTCBB market. Following deletion from the OTCBB, the Registrant's common stock has been subject to quotation on the pink sheets. There is currently no active trading market in our shares. There can be no assurance that there will be an active trading market for our securities following a business combination or commencement of a new business. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

UNSPECIFIED INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES; UNASCERTAINABLE RISKS
There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable Registrant or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

CONFLICTS OF INTEREST
Our management is not required to commit its full time to our affairs. There may be a conflict of interest in allocating their time in the event that management engages in similar business efforts for other entities. Our management will devote such time, in their sole discretion, to conduct our business, including the evaluation of potential new business opportunities and the negotiation and consummation of a business combination. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon whether we have identified a new prospective business opportunity or are engaged in active negotiations related to the consummation of a business combination.

COMPETITION
We expect to encounter intense competition from other entities seeking to pursue new business opportunities or business combinations. Many of these entities are well-established and have extensive experience in connection with identifying new prospective business opportunities or in effecting business combinations. Many of these competitors possess greater financial, technical, human and other resources than we do and there can be no assurance that we will have the ability to compete successfully. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.
Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions and other material events. We will continue to be required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which annual report must contain our audited financial statements. As a reporting Registrant under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K or other form appropriate under the Exchange Act, which contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 60 days following the filing of Form 8-K disclosing the transaction. While obtaining audited financial statements is typically the economic responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The additional time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable transaction. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

ADDITIONAL FINANCING REQUIREMENTS
We have no revenues and are dependent upon the willingness of our management and Park Avenue Group, an entity controlled by management, to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of the date of this filing, the Registrant has paid a total of $7,456 for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of our reports under the Exchange Act. We may depend upon the willingness of third parties to provide services to us in exchange for restricted common stock in lieu of cash compensation. We may not generate any revenues until the consummation of a business combination or our commencement of new business operations. We anticipate that we will have available to us sufficient resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until we commence business operations or enter into a business combination. In the event that our available resources from our management prove to be insufficient for the purpose of commencing operations through a business combination or otherwise, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to commence operations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with Park Avenue Group to provide funds for our operating expenses.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES
The holders of our shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Registrant's securities to be a limited one.

It is the intention of the Registrant's management following the consummation of a business or business combination to seek coverage and publication of information regarding the Registrant in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

DIVIDENDS UNLIKELY
We do not expect to pay dividends for the foreseeable future because we have no revenues or any potential business operations. The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of our board of directors as then constituted. It is our expectation that future management following a business combination will determine to retain any earnings for use in business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.001. As of June 30, 2004, we have 29,270,000 shares issued and outstanding. We may issue additional shares for services or in connection with our intention to pursue new business opportunities or enter into a business combination. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Registrant. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences, of which there can be no assurance.

COMPLIANCE WITH PENNY STOCK RULES
Our securities will  be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will be less than $5.00. Unless our common stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements could result in reduction in the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

GENERAL ECONOMIC RISKS
The Registrant's current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may may adversely affect our plan of operation. These conditions and other factors beyond the Registrant's control include, but are not limited to regulatory changes.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at the offices of Park Avenue Group, Inc., 115 East 57th Street, 11th Floor, New York, NY 10022, which space is  provided to us on a rent-free basis. These facilities consist of approximately 300 square feet of executive office space and are leased by Park Avenue Group, Inc. from an unaffiliated third party. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity or consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant. The Registrant, prior to its bankruptcy proceeding, was subject to several claims. As a result of the confirmed order of the U.S. Bankruptcy Court dated March 29, 2004 pursuant to Section 363(f) of the Bankruptcy Code, the Registrant is free of all liens, claims and interests of others.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended September 30, 2003, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on the pink sheets under the symbol HVAC. To the best knowledge of the Registrant, there has been no active trading activity for approximately the past two years. The following table shows the high and low bid prices for the Registrant's common stock during the last two fiscal years as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low
Year Ended June 30, 2004
Quarter ended June 30, 2004	$0.00	$0.00
Quarter ended March 31, 2004	0.00	0.00
Quarter ended December 31, 2003	0.00	0.00
Year Ended September 30, 2003
Quarter ended September 30, 2003	$0.00	$0.00
Quarter ended June 30, 2003	0.00	0.00
Quarter ended March 31, 2003	0.00	0.00
Quarter ended December 31, 2002	0.03	0.03

Year Ended September 30, 2002
Quarter ended September 30, 2002	$0.10	$0.00
Quarter ended June 30, 2002	0.01	0.00
Quarter ended March 31, 2002	0.20	0.00
Quarter ended December 31, 2001	0.06	0.00

(b) Approximate Number of Holders of Common Stock
On June 30, 2004, there were approximately 176 shareholders of our common stock.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
During the year ended ended September 30, 2003, the Registrant did not issue any restricted shares.

(e) Equity Compensation Plans
We have no equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview
Our current activities are related to seeking a new business opportunity or business combination. We will use our limited personnel and financial resources in connection with such activities. It may be expected that entering into a new business opportunity or business combination will involve the issuance of restricted shares of common stock. At September 30, 2003, we have no cash or other liquid assets

Liquidity and Capital Resources

During the year ended September 30, 2003, we raised no funds through the sale of securities. While we are dependent upon interim funding provided by management or made on behalf of the Registrant by Park Avenue Group, Inc. to pay professional fees and expenses, we have no written finance agreement with management or Park Avenue Group, Inc. to provide any continued funding.

As part of our intent to seek new business opportunities and/or in effecting a business combination, we may determine to seek to raise funds from the sale of equity or debt securities. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

We anticipate that in connection with the commencement of a new business opportunity or consummation of a business combination, we will issue a substantial number of additional restricted shares or other securities. If such additional securities are issued, our shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of shares are issued in connection with a business combination, a change in control may be expected to occur.

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. Our limited resources and lack of operating history may make it difficult to do borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended September 30, 2003 and June 30, 2004 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

The Registrant reported on Form 8-K/A filed on July 6, 2004, a change in certifying accountants. Prior to the Registrant's petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida filed on June 4, 2002, which proceeding was converted to Chapter 7 on September 4, 2002, PricewaterhouseCoopers LLP ceased to provide independent audit services to the Registrant, effectively resigning as the Registrant's independent accountants because of non-payment.

(a)(1) Previous Independent Accountant

(i) The Registrant reported a change in certifying accountants, which involved the effective resignation of PricewaterhouseCoopers LLP which took place in about 2001.
(ii) The audit report of PricewaterhouseCoopers LLP dated December 21, 1999 on the financial statements of the Registrant included in the Registrant's annual reports on Form 10-KSB for the years ended September 30, 1999 and 1998, filed on January 13, 2000, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.
(iii) The decision of PricewaterhouseCoopers LLP to effectively resign, the Registrant believes, was based upon Registrant's non-payment and preceded the Registrant filing for Chapter 11 in June 2002. During the Chapter 11 proceeding from June to September 2002 and following the conversion of the proceeding to Chapter 7, PricewaterhouseCoopers LLP did not provide any services to the Registrant or the Chapter 7 Trustee.
(iv) During the audit of the Registrant's financial statements for the fiscal years ended September 30, 1999 and 1998 through the date of the effective resignation of PricewaterhouseCoopers LLP, the Registrant's former accountant did not have any disagreements with the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no "reportable events" with PricewaterhouseCoopers LLP, as described in Items 304(a)(1)(iv) and (v) of Regulation S-K, respectively.
(v) The Registrant's new accountant, Michael F. Cronin, CPA, has telephonically contacted Registrant's former independent accountant, PricewaterhouseCoopers LLP, on more than one occasion in June and July 2004 to request a letter stating whether PricewaterhouseCoopers LLP agrees with the above statements. As of the date of this annual report on Form 10-KSB, the Registrant has not received a letter or any response to these requests.

(a)(2) Engagement of New Independent Accountant.
On May 6, 2004, the Registrant's board of directors approved the engagement of Michael F. Cronin, CPA, 687 Lee Road, Suite 210, Rochester, New York, as its independent accountant to audit the Registrant's financial statements for its fiscal years ended September 30, 2003 and June 30, 2004.

(a)(3) The Registrant, by its new independent accountant, has telephonically contacted PricewaterhouseCoopers LLP, its former accountant, for the purpose of providing the former accountant with a copy of the Registrant's disclosure contained in Item 4 prior to the filing of Form 8-K/A on July 21, 2004 and to request that the former accountant furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company and, if not, the respect in which it does not agree. The former accountant has not responded and the Registrant has not been able to obtain such letter. In the event that Registrant or its new accountant receive a letter from the former accountant, the Registrant will file an amendment to Form 8-K/A.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

As of the end of June 30, 2004, our new management conducted an evaluation of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the  Exchange Act. Based on this evaluation, management concluded that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The Registrant also maintains a system of internal control over financial reporting (as defined in Rules 13A-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  New management was appointed in connection with a change in control on March 30, 2004. New management adopted disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act in connection with this annual report.

The executive officers of the Registrant do not expect that the Registrant's disclosure controls and procedures or internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

Name	Age	Title	Date Became Executive Officer
Thomas J. Craft, Jr.	39	President and Director	03/2004
Ivo Heiden	37	Vice President and Director	03/2004
Richard Rubin	62	Secretary and Chairman of the Board	03/2004

All of the officers have held these positions and/or directorships with us since March 2004. Officers are not elected for a fixed term of office but hold office until their successors have been elected.

Thomas J. Craft, Jr., 39, has been president and a director of the Registrant since March 30, 2004. Mr. Craft is an attorney practicing law under the laws of the State of Florida, with offices in Palm Beach County, FL. From 1996 through 2001, Mr. Craft served as the secretary and a director of GlobeTel Communications, Inc., a public company with headquarters in Miami, FL.  From October 2000 until August 2001, Mr. Craft served as an officer and director of Fifth Avenue Acquisition I Corp., and resigned in connection with a business combination with PlanetLink Communications, Inc. Mr. Craft became an officer and director of Bio Standard Corporation, a reporting company, in February 2002 and resigned in connection with a business combination with Nettel Holdings in March 2003. In November 2002, Mr. Craft became a director of American International Industries, Inc.  Mr. Craft served as a director of Western-Silver-Lead Corporation, a public reporting company, from August 2002 to September 2003, resigning in connection with a business combination with Lexor Holdings.

Ivo Heiden, 37, has been vice president and a director of the Registrant since March 30. 2004. During the past five years, Mr. Heiden has been engaged in the business of providing corporate securities consulting services to public and private companies. From October 2000 until August 2001, Mr. Heiden served as an officer and director of Fifth Avenue Acquisition I Corp., and resigned in connection with a business combination with PlanetLink Communications, Inc. Mr. Heiden served also as a director of Western-Silver-Lead Corporation, a public reporting company from August 2002 to September 2003, resigning in connection with a business combination with Lexor Holdings.

Richard Rubin, 62, has been secretary and a director of the Registrant since March 30, 2004. During the past five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services to public companies. From October 2000 until August 2001, Mr. Rubin served as an officer and director of Fifth Avenue Acquisition I Corp., and resigned in connection with a business combination with PlanetLink Communications, Inc. In February 2002, Mr. Rubin also became an officer and director of Bio Standard Corporation, a reporting company and resigned as officer and director in May 2003 in connection with a business combination with Nettel Holdings. Mr. Rubin served as a director of Western-Silver-Lead Corporation, a public reporting company from August 2002 to September 2003, resigning in connection with a business combination with Lexor Holdings.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

No executive compensation was paid during the fiscal year ended September 30, 2003 by the Registrant. The Registrant has no employment agreement with any of its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of June 30, 2004, the Registrant had 29,270,000 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Thomas J. Craft, Jr. 11000 Prosperity Farms Road, Palm Beach Gardens, FL 33401	5,000,000 shares	17.08%
Common Stock	Richard Rubin 115 East 57th Street, 11th Fl., New York, NY 10022	5,000,000 shares	17.08%
Common Stock	Ivo Heiden 115 East 57th Street, 11th Fl., New York, NY 10022	5,000,000 shares	17.08%
Common Stock	Richard Szelewicki 22384 Siesta Key Drive, Boca Raton, FL 33428	1,912,500 shares	6.53%
Common Stock	Merrill and Debra Yarbrough, JTTEN 2905 Via Napoli, Deerfield Beach, FL 33442 (1)	8,731,667 shares	29.83%
Common Stock	All officers and directors as a group (3 people)	15,000,000 shares	51.25%
(1) Includes 61,667 shares owned of record and beneficially by Mr. Yarbrough individually.

To the knowledge of the Registrant, there are no arrangements which may result in a change in control of the Registrant. However, in the event that the Registrant enters into a business combination with an operating entity, it may be expected that it will experience a change in control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party. Transactions in this context relate to any transaction which exceeds $60,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit Number	Description
2(i)1	Order Confirming Sale of Public Shell Entity to Park Avenue Group, Inc., filed with the Registrant's Form 8-K on July 6, 2004.
3(i)1	Articles of Incorporation of the Registrant, as amended, filed with the Registrant's Form 8-K on July 6, 2004.
3(ii)1	By-Laws of the Registrant, filed with the Registrant's Form 8-K on July 6, 2004.

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant did not file a Form 8-K during the last quarter of the fiscal year covered by this annual report. On July 6, 2004 the Registrant filed a Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending September 30, 2003 and June 30, 2004.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended September 30, 2003 and June 30, 2004, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

Year Ended
	June 30, 2004		September 30, 2003
Audit fees (1)	$7,750	$	N/A
Audit-related fees (2)	N/A		N/A
Tax fees (3)	N/A		N/A
All other fees	N/A		N/A
________________
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Code of Ethics
The Corporation has adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that all of its officers and directors have filed all reports required under Section 16(a). The Registrant has not been furnished with any reports for Merrill and Debra Yarbrough, who beneficially own 8,731,667 shares or 29.83%.

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ IVO HEIDEN VICE PRESIDENT Ivo Heiden Vice President, Treasurer and Director Dated: July 22, 2004

/s/ RICHARD RUBIN SECRETARY AND CHAIRMAN OF THE BOARD Richard Rubin Secretary and Chairman Dated: July 22, 2004

Certification of Ivo Heiden, Vice President, Treasurer of Peregrine Industries, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

I, Ivo Heiden, certify that:

1. I have reviewed this annual report on Form 10-KSB of Peregrine Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer,  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the undersigned by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report management's conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management who have a significant role in the registrant's internal controls; and

6.  I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 22, 2004, Ivo Heiden, Vice President, Treasurer and Director
                                   /s/ Ivo Heiden

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Ivo Heiden, Vice President, Treasurer and Director of Peregrine Industries, Inc., a Florida corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this annual report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Annual Report of Form 10-KSB for the year ended September 30, 2003.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of Peregrine Industries, Inc. and results of its operations.

Date: July 22, 2004, Ivo Heiden, Vice President, Treasurer and Director
                                   /s/ Ivo Heiden

Certification of Richard Rubin, Secretary and Chairman of Peregrine Industries, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

I, Richard Rubin, certify that:

1. I have reviewed this annual report on Form 10-KSB of Peregrine Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer,  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the undersigned by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report management's conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management who have a significant role in the registrant's internal controls; and

6.  I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 22, 2004, Richard Rubin, Secretary and Chairman
                                   /s/ Richard Rubin

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Richard Rubin, Secretary and Chairman of Peregrine Industries, Inc., a Florida corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this annual report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Annual Report of Form 10-KSB for the year ended September 30, 2003.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

Date: July 22, 2004, Richard Rubin. Secretary and Chairman
                                   /s/ Richard Rubin

Financial Statements Back to Table of Contents

PEREGRINE INDUSTRIES, INC.
REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Peregrine Industries, Inc.

I have audited the accompanying balance sheet of Peregrine Industries, Inc as of June 30, 2004 and September 30, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Industries, Inc. as of June 30, 2004 and September 30, 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of May 1, 2004. The impact of this is more fully described in note I of the financial statements.

Michael F. Cronin, CPA

Rochester, New York

July 22, 2004

Peregrine Industries, Inc.
Balance Sheet Back to Table of Contents

	Successor	Predecessor
	Company	Company
ASSETS	June 30, 04	September 30, 03
Current assets:
Cash	$0	$0
Advances to related parties	566	0
Total current assets	566	0

Assets from discontinued operations held for sale:
Inventory	0	0
Equipment	0	0
Patents, trademarks and other	0	0
	0	0

Total Assets	$566	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accountants payable-trade	$523	$0
Reserve for estimated cost during the period of liquidation	0	0
Total current liabilities	523	0

Stockholders' equity:
Preferred stock, $.0001 par value; 5,000,000 authorized,
200,000 designated Series A 5% cumulative, convertible,
canceled May 2004, (133,663 shares outstanding in 2003)	0	14
Common stock, $.0001 par value; 100,000,000 shares authorized;
29,270,000 issued and outstanding June 2004,
14,270,000 shares issued in 2003	2,927	1,427
Additional paid in capital	4,573	2,478,491
Accumulated deficit	(7,457)	(2,479,932)
Total equity	43	0
Total Liabilities and Equity	$566	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Operations
Fiscal Periods Ended

	Successor
	Company	Predecessor Company
	Fiscal Year Ended 6/30/04
	2 Months	7 Months	Fiscal Year
	Ended	Ended	Ended
	06/30/2004	04/30/2004	9/30/2003
Revenue	$0	$0	$0
Costs and Expenses:
General and administrative	7,456	0	0
Depreciation and amortization	0	0	0
Impairment charge	0	0	0
Other	0	0	0
Interest	0	0	0
Total costs and expenses	7,456	0	0

Loss from continuing before income taxes
and discontinued operations	(7,456)	0	0
Income taxes	0	0	0
Loss from continuing operations before discontinued operations	(7,456)	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	0
Estimated loss on disposal of assets used
in discontinued operations	0	0	0

Net loss	$(7,456)	$0	$0

Per shares amounts:			0
Basic and diluted from continuing operations	$(0.00)	$0.00	$0.00
Basic and diluted net loss	$(0.00)	$0.00	$0.00

Weighted average shares outstanding (basic and diluted)	29,270,000	14,270,000	14,270,000

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Stockholders' Equity

	Preferred		Common
				Common	Additional
				Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Amount	Capital	Deficit
Balance at September 30, 2001	133,363	$14	$14,270,000	$1,427	$2,066,610	$(2,105,904)
Shareholder loans forfeited under chapter 7					411,880
Net loss						(374,028)
Balance at September 30, 2002	133,363	14	14,270,000	1,427	2,478,490	(2,479,932)
Net loss						0
Balance at September 30, 2003	133,363	14	14,270,000	$1,427	2,478,490	(2,479,932)
Stock issued for cash			15,000,000	1,500	6,000
Cancellation of Preferred Stock	(133,363)	(14)			14
Effect of "Fresh Start" accounting					(2,479,931)	2,479,931
Net loss						(7,457)
Balance at June 30, 2004	0	$0	29,270,000	$2,927	$4,573	$(7,457)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Cash Flows
Fiscal Periods Ended

	Successor
	Company	Predecessor Company
	Fiscal Year Ended 06/30/2004
	2 Months	7 Months	Fiscal Year
	Ended	Ended	Ended
	06/30/2004	04/30/2004	09/30/2003

Cash flows from operating activities:	$(7,456)	$0	$0
Net loss
Adjustments required to reconcile net loss
to cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	523	0	0
Cash flows used by operating activities	(6,933)	0	0

Cash flows from investing activities:
Purchase of equipment	0	0	0
Cash used in investing activities	0	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	7,500	0	0
Loans to related parties	(7,500)	0	0
Repayment of related party loans	6,933	0	0
Cash generated by financing activities	6,933	0	0

Change in cash			0
Cash - Beginning of period	0	0	0
Cash - End of period	$0	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

PEREGRINE INDUSTRIES, INC.
BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
June 30, 2004

The Company

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. The Company was formerly located in Deerfield Beach, Florida. Products were primarily sold throughout the United States, Canada, and Brazil. In September 1998, the Company formed a wholly-owned subsidiary, Alcool, Inc., in Montgomery, Alabama, in order to expand its manufacturing capacity and product line. Canadian operations were conducted through a wholly owned subsidiary Thermopompe Peregrine Heat Pump, a Quebec corporation.

Change in Fiscal Year

On April 22, 2004 we elected to change our fiscal year end from September 30 to June 30. Accordingly, the 2004 results of operations, cash flows and statement of stockholders' equity Reflect transactions for the nine month transition period ended June 30, 2004.

Bankruptcy Proceedings

On June 4, 2002, we filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 0224188). On September 4, 2002, the bankruptcy proceedings were converted to Chapter 7 for liquidation of the Company's business. As a result of the conversion of the Company's reorganization, to a case under Chapter 7, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all of the assets.

On March 29, 2004, the U.S. Bankruptcy Court confirmed the sale of the Peregrine corporate shell entity. The accounts of the former subsidiaries were not included in the sale and have not been carried forward.

Basis of Presentation:

On March 29, 2004, the U.S. Bankruptcy Court for the Southern District of Florida confirmed the order previously granted on March 15, 2004 for the sale of Peregrine as a shell entity and the Company's emergence from bankruptcy became effective on that date (the "Effective Date"). We adopted "fresh-start" accounting as of May 1, 2004 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".

Prior to May 1, 2004, we had adopted the liquidation basis of accounting for all periods beginning after October 1, 2001. In accordance with the liquidation basis of accounting, we adjusted our assets to their estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets held for sale was based on then current contracts, estimates and other indication of sales value net of estimated selling costs (including brokerage commissions, transfer taxes, legal costs). Additionally, we suspended recording any further depreciation expense.

Reserve for Estimated Costs during the Period of Liquidation

Under the liquidation basis of accounting, we were required to estimate and accrue the non-operating costs associated with executing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining agents and trustees to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the non-operating costs associated with cessation of operations. These non-operating costs were paid out over the liquidation period. Such costs do not include costs incurred in connection with ordinary operations.

Significant Accounting Policies:

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment: New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions are required, however, for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

We account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44. As permitted by SFAS No. 123, as amended by SFAS No. 148, we have chosen to continue to account for our employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148.

We have adopted the disclosure requirements of SFAS No. 148 effective October 1, 2003. The adoption of this standard had no impact on our financial condition or operating results.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2004. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2004. In 2003 133,663 common shares would have been added from the conversion of the Preferred stock.

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITY Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.

Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. As of June 30, 2004, management has not determined the impact of SFAS No. 146 on the Company's financial statements.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 3 1, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE"). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE's.

PEREGRINE INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

1. Liquidation of Business and "Fresh Start" Accounting:

Prior to May 1, 2004, we had adopted the liquidation basis of accounting for all periods beginning after October 1, 2001. In accordance with the liquidation basis of accounting, we adjusted our assets to their estimated net realizable value and liabilities were adjusted to estimated settlement amounts ($1,593,311), including estimated costs associated with carrying out the liquidation. An unaudited summary of the valuation carried out in 2002 (accounting period not covered by these financial statements) is as follows:

				Patents,
	Consolidated			trademarks and	Deferred tax
Valuation	Total	Inventory	Equipment	other assets	assets
Historical cost (net)	$4,169,424	$754,619	$3,172,488	$242,317	$1,207,263
Liquidation value	1,593,311	487,258	1,045,051	61,002	0
Impairment charge	3,783,376	267,361	2,127,437	181,315	1,207,263

On September 4, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations.

On March 29, 2004, the U.S. Bankruptcy Court for the Southern District of Florida confirmed the order previously granted on March 15, 2004 for the sale of Peregrine as a shell entity and the Company's emergence from bankruptcy became effective on that date (the "Effective Date"). We adopted "fresh-start" accounting as of May 1, 2004 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." We determined that our selection of May 1, 2004 versus March 29, 2004 for the "fresh-start" date was more convenient for financial reporting purposes and that the results for the period from March 29, 2004 to May 1, 2004 were immaterial to the financial statements.

All results for periods prior to the Effective Date are referred to as those of the "Predecessor Company" and all results for periods including and subsequent to the Effective Date are referred to as those of the "Successor Company".

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before the Effective Date was $0. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the sale received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims, as shown below:

	Pre-
	confirmation		Liquidation				Reorganized
	Predecessor		Basis Debt				Successor
	Company		Discharge		Fresh Start		Company
	(unaudited)		(unaudited)		Adjustments		(05/01/04)
Assets:
Cash	$0	$			$7,500	(a)	$7,500
Receivables	0						0
Inventory	487,258		(487,258)	(b)			0
Total current assets	487,258		(487,258)	(b)	7,500		7,500

Property & equipment	1,045,051		(1,045,051)	(b)			0
Trademarks & patents	33,359		(33,359)	(b)			0
Security deposits & other	27,643		(27,643)	(b)			0
Total assets	$1,593,311		$(1,593,311)		$7,500		$7,500

Liabilities subject to compromise:
Creditors holding secured claims	2,075,479		(2,075,479)	(b)			0
Creditors holding unsecured priority claims	108,319		(108,319)	(b)			0
Creditors holding unsecured non-priority claims	3,329,794		(3,329,794)	(b)			0
Total liabilities	5,513,592		(5,513,592)				(0)

Equity:
Preferred stock	14				(14)		0
Common stock	1,427				1,500		2,927
Additional paid-in capital	2,066,610		411,880		(2,473,917)		4,573
Accumulated deficit	(5,988,332)		3,508,401		2,479,931		0
Total Equity	(3,920,281)						7,500
Total liabilities & equity	$1,593,311		$(1,593,311)		$7,500		$7,500
(a) Investment made by new control persons
(b) transfer of assets to trustee

2. Income Taxes:

The Company had approximately $808,000 in net operating loss carryovers available to reduce future income taxes. These carryovers were reduced to zero or eliminated through our bankruptcy proceedings. We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that our net operating loss carry-forwards will not be utilized; therefore we have provided for a valuation allowance against the related deferred tax asset A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	June 30, 2004	September 30, 2003
Federal Deferred Tax Asset Relating to Net Operating Losses	$1,050	$0
State Deferred Tax Asset Relating to Net Operating Losses	350	0
Less: Valuation Allowance	(1,400)	0
Total Deferred Tax Asset	$0	$0

3. Commitments:

The Company, prior to its bankruptcy, was a party to numerous lawsuits and claims. As a result of the bankruptcy and the subsequent transfer by the Bankruptcy Trustee of the Company's corporate shell entity free of all liens, claims and encumbrances pursuant to Section 363(f) of the US Bankruptcy Code, the Company is no longer party to any litigation.
The Company is not a party to any leases and does not have any commitments

4. Stockholders' Equity:

Common Stock

In April 2004, we increased our authorized shares of common stock to 100,000,000 par value $0.0001. 15 million shares were issued to 3 of our officers in exchange for $7,500 in cash. These shares are restricted as to transferability. All issued shares of common stock are entitled to vote on a 1 share/ 1 vote basis.

Preferred Stock

The articles of incorporation were amended in September, 1998 to authorize the issuance of 5,000,000 shares of 5% cumulative, convertible preferred stock with a par value of $.0001 per share. At the same time, Series A of such stock was designated, consisting of 200,000 shares. The holders of the Series A preferred stock do not have voting rights and can convert such shares into the Company's common stock on a one to one ratio. The Company may redeem the Series A preferred stock at any time at the stated value of $5 per share plus accrued but unpaid dividends.
On May 12, 2004 and pursuant to authority granted to it by the bankruptcy court, the Board cancelled and extinguished all issued and outstanding preferred stock. All related dividends obligations were also extinguished.

Stock Based Compensation

Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation, ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25. APB 25 recognizes compensation expense for options granted to employees only when the market price of the stock exceeds the grant exercise price at the date of the grant. The amount reflected as compensation expense is measured as the difference between the exercise price and the market value at the date of the grant.
There were no employee or non-employee options granted in either fiscal period ended September 30, 2003 or June 30, 2004.

4. Change of Control/Related Parties:

Change of Control

On February 12, 2004, the Trustee for Peregrine and Park Avenue Group, Inc. entered into a contract resulting in a change in control of Peregrine. On March 15, 2004, the Bankruptcy Court granted an order approving the contract and finding that Park Avenue Group is a good faith purchaser within the meaning of I I USC Section 363(m). On March 29, 2004, the U.S. Bankruptcy Court for the Southern District of Florida confirmed the order previously granted on March 15, 2004.

The confirmed Court order provided that the existing officers and directors were deemed removed from office and also authorized the following: (i) the appointment of new members to the board of directors; (ii) the amendment of the Article of Incorporation to increase the number of authorized shares to 100,000,000 shares; (iii) the issuance of up to 30,000,000 shares of common stock, par value $0.0001 to the new management;(iv) the authority to implement a reverse split of the issued and outstanding shares in a ratio to be determined by the board of directors; (v) the cancellation and extinguishment of all common share conversion rights of any kind, including without limitation, warrants, options, convertible bonds, other convertible debt instruments and convertible preferred stock; and (vi) the cancellation and extinguishment of all preferred shares of every series and accompanying conversion rights of any kind.

On March 30, 2004, the three new officers and directors each subscribed to 5 million restricted shares for a total of $7,500 or $.0005 per share. After the issuance, each officer owns 17.1% of our common stock. Management collectively controls 51.2% of the issued and outstanding shares.

Related Party Transactions

Amounts receivable from related parties are summarized below:

	Balance			Balance
	10/01/2003	Additions	Reductions	06/30/04
Park Avenue Group, Inc.	$0	$7,500	$6,934	$566