Form 10KSB
period 2004-06-30
PEREGRINE INDUSTRIES INC
filed 2004-07-23
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________

(MARK ONE)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year Ended June 30, 2004
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

During the year ended June 30, 2004, no matters were submitted to a vote of our security holders.

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

(d) Sale of Unregistered Securities
On March 30, 2004, Thomas J. Craft, Jr., Ivo Heiden and Richard Rubin each subscribed to 5,000,000 restricted shares of common stock for $2,500.  The Registrant believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

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

Overview
Our current activities are related to seeking a new business opportunity or business combination. We will use our limited personnel and financial resources in connection with such activities. It may be expected that entering into a new business opportunity or business combination will involve the issuance of restricted shares of common stock. At June 30, 2004, we have no cash or other liquid assets. The Company had $566 of advances made to a related party. As of June 30, 2004, the Company had current liabilities of $523.

Liquidity and Capital Resources

During the year ended June 30, 2004, we received $7,500 through the sale of restricted shares. While we are dependent upon interim funding provided by management or made on behalf of the Registrant by Park Avenue Group, Inc. to pay professional fees and expenses, we have no written finance agreement with management or Park Avenue Group, Inc. to provide any continued funding.

As part of our intent to seek new business opportunities and/or in effecting a business combination, we may determine to seek to raise funds from the sale of equity or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

(a)(1) Previous Independent Accountant

(i) The Registrant reports a change in certifying accountants, which involved the effective resignation of PricewaterhouseCoopers LLP which took place in about 2001.
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

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant did not file a Form 8-K during the last quarter of the fiscal year covered by this annual report. On July 6, 2004 the Registrant filed a Form 8-K, which was amended on July 21, 2004.

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

Prior to May 1, 2004, we had adopted the liquidation basis of accounting for all periods beginning after October 1, 200 1. In accordance with the liquidation basis of accounting, we adjusted our assets to their estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets held for sale was based on then current contracts, estimates and other indication of sales value net of estimated selling costs (including brokerage commissions, transfer taxes, legal costs). Additionally, we suspended recording any further depreciation expense.

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

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes, ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

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

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 3 1, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SEP"). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE's.

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

	Pre-
	confirmation		Liquidation				Reorganized
	Predecessor		Basis Debt				Successor
	Company		Discharge		Fresh Start		Company
	(unaudited)		(unaudited)		Adjustments		(05/01/04)
Assets:
Cash	$0	$			$7,500	(a)	$7,500
Receivables	0						0
Inventory	487,258		(487,258)	(b)			0
Total current assets	487,258		(487,258)	(b)	7,500		7,500

Property and equipment	1,045,051		(1,045,051)	(b)			0
Trademarks & patents	33,359		(33,359)	(b)			0
Security deposits & other	27,643		(27,643)	(b)			0
Total assets	$1,593,311		$(1,593,311)		$7,500		$7,500

Liabilities subject to compromise:
Creditors holding secured claims	2,075,479		(2,075,479)	(b)			0
Creditors holding unsecured priority claims	108,319		(108,319)	(b)			0
Creditors holding unsecured non-priority claims	3,329,794		(3,329,794)	(b)			0
Total liabilities	5,513,592		(5,513,592)				(0)

Equity:
Preferred stock	14				(14)		0
Common stock	1,427				1,500		2,927
Additional paid-in capital	2,066,610		411,880		(2,473,917)		4,573
Accumulated deficit	(5,988,332)		3,508,401		2,479,931		0
Total Equity	(3,920,281)						7,500
Total liabilities and equity	$1,593,311		$(1,593,311)		$7,500		$7,500
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