Form 10QSB
period 2004-12-31
PEREGRINE INDUSTRIES INC
filed 2005-04-11
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

(MARK ONE)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Period Ended December 31, 2004
OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For The Transition Period From  ___________ To ___________

PEREGRINE INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

FLORIDA	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

115 EAST 57TH STREET, SUITE 1122, New York, NY 10022	10022
(Address of Principal Executive Offices)	(ZIP Code

 Registrant's Telephone Number, Including Area Code: (212) 688-5688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [  ]

Issuers Involved in Bankruptcy Proceeding During The Past Five Years
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

At December 31, 2004, the Registrant had 29,270,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three- and six-month periods ended December 31, 2004 and 2003 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

Some of the statements contained in this quarterly report of Peregrine Industries, Inc. (hereinafter the "Company", "We" or the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Plan of Operation

We have no present operations or revenues and our current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company. We had operating expenses of $450 during the three-month period ended December 31, 2004. The Registrant does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider and proceed with a business opportunity.

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

The Registrant is entirely dependent on the judgment of management in connection with the selection process for a target company. In evaluating a prospective business opportunity, we would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate; (iii) growth potential of the target business; (iv) experience and skill of management and availability of additional personnel; (v) necessary capital requirements; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business its products or services; (ix) the availability of audited financial statements of the potential business opportunity; and (x) the regulatory environment that may be applicable to any prospective business opportunity.

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

Liquidity and Capital Resources

We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. At December 31, 2004, we had 29,270,000 shares outstanding. At December 31, 2004, we had no liquid assets and we had liabilities of $1,423. During the three-month period ended December 31, 2004, the Registrant raised no funds through the sale of securities or other proceeds.

There are no limitations on our ability to borrow funds or raise funds through the issuance of restricted common stock or the issuance of debt to effect a business combination.. However, our limited resources and lack of revenues or operating cash flow may make it difficult to do so. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into a target business, may have a material adverse effect on our financial condition and future prospects.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

As of December 31, 2004, the Company's executive officers conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the  Exchange Act. Based on this evaluation, management concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13A-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Management has adopted disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant did not filed a Form 8-K during the quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Rubin Richard Rubin Chief Executive Officer Dated: April 11, 2005

/s/ Ivo Heiden Ivo Heiden Chief Financial Officer Dated: April 11, 2005

Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets as of December 31, 2004 (Unaudited) and June 30, 2004

	(Unaudited)
	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	566	566
Total current assets	566	566

Total Assets	$566	$566

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accountants payable-trade	$1,423	$523
Total current liabilities	1,423	523

Stockholders' equity:
Common stock, $.0001 par value; 100,000,000 shares authorized;
29,270,000 issued and outstanding at December 31, 2004 and June 30, 2004	2,927	2,927
Additional paid in capital	4,573	4,573
Accumulated deficit	(8,357)	(7,457)
Total equity	(857)	43
Total Liabilities and Equity	$566	$566

See Notes to Unaudited Interim Financial Statements

Peregrine Industries, Inc.
Unaudited Statements of Operations For the Three and Six Months ended December 31, 2004 and December 31, 2003

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Revenue	$0	$0	$0	$0
Costs and Expenses:
General and administrative	450	0	900	0
Total costs and expenses	450	0	900	0

Income taxes	0	0	0	0
Loss from continuing operations before discontinued operations	(450)	0	(900)	0

Net loss	$(450)	$0	$(900)	$0

Per shares amounts:				0
Basic and diluted from continuing operations	$(0.00)	$(0.00)	$(0.00)	$0.00
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding (basic and diluted)	29,270,000	14,279,000	29,270,000	14,279,000

See Notes to Unaudited Interim Financial Statements

Peregrine Industries, Inc.
Unaudited Statements of Cash Flows for the Six Months ended December 31, 2004 and December 31, 2003

	Six Months	Six Months
	Ended	Ended
	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net loss	$(900)	$0
Adjustments required to reconcile net loss to cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	900	0
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0
Loans to related parties	0	0
Repayment of related party loans	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See Notes to Unaudited Interim Financial Statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
December 31, 2004

1. Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2004 audited financial statements. and should be read in conjunction with the notes to financial statements which appear as part of those financial statements.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three- and six-month periods ended December 31, 2004 and 2003. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2. Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

There were no common equivalent shares required to be added back to the basic weighted average shares outstanding in order to compute the diluted weighted average shares outstanding.