Form 10QSB/A
period 2004-12-31
PEREGRINE INDUSTRIES INC
filed 2005-05-03
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB/A
___________________

(MARK ONE)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Period Ended December 31, 2004
OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For The Transition Period From  ___________ To ___________

PEREGRINE INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

FLORIDA	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

115 EAST 57TH STREET, SUITE 1118, New York, NY 10022	10022
(Address of Principal Executive Offices)	(ZIP Code

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2004, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Richard Rubin Richard Rubin Chief Executive Officer Dated: May 3, 2005

/s/ Ivo Heiden Ivo Heiden Chief Financial Officer Dated: May 3, 2005

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