Form 10QSB
period 2005-03-31
PEREGRINE INDUSTRIES INC
filed 2005-05-06
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-27511

PEREGRINE INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

FLORIDA	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

115 EAST 57TH STREET, SUITE 1118, New York, NY 10022	10022
(Address of Principal Executive Offices)	(ZIP Code

 Registrant's Telephone Number, Including Area Code: (212) 688-5688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [  ]

At March 31, 2005, the Registrant had 29,270,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three- and nine-month periods ended March 31, 2005 and 2004 are attached to this quarterly report.

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

Plan of Operation

We have no present operations or revenues and our current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company. We had operating expenses of $450 during the three-month period ended March 31, 2005. The Registrant does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider and proceed with a business opportunity.

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

Liquidity and Capital Resources

We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. At March 31, 2005, we had 29,270,000 shares outstanding. At March 31, 2005, we had no liquid assets and we had liabilities of $1,873. During the three-month period ended March 31, 2005, the Registrant raised no funds through the sale of securities or other proceeds.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant did not filed a Form 8-K during the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Rubin Richard Rubin Chief Executive Officer Dated: May 6, 2005

/s/ Ivo Heiden Ivo Heiden Chief Financial Officer Dated: May 6, 2005

Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets as of March 31, 2005 (Unaudited) and June 30, 2004

	(Unaudited)
	March 31, 2005	June 30, 2004
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	566	566
Total current assets	566	566

Total Assets	$566	$566

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accountants payable-trade	$1,873	$523
Total current liabilities	1,873	523

Stockholders' equity:
Common stock, $.0001 par value; 100,000,000 shares authorized;
29,270,000 issued and outstanding at March 31, 2005 and June 30, 2004	2,927	2,927
Additional paid in capital	4,573	4,573
Accumulated deficit	(8,807)	(7,457)
Total equity	(1,307)	43
Total Liabilities and Equity	$566	$566

See Notes to Unaudited Interim Financial Statements

Peregrine Industries, Inc.
Unaudited Statements of Operations For the Three and Nine Months ended March 31, 2005 and 2004

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Revenue	$0	$0	$0	$0
Costs and Expenses:
General and administrative	450	0	1,350	0
Total costs and expenses	450	0	1,350	0

Income taxes	0	0	0	0
Loss from continuing operations before discontinued operations	(450)	0	(1,350)	0

Net loss	$(450)	$0	$(1,350)	$0

Per shares amounts:				0
Basic and diluted from continuing operations	$(0.00)	$(0.00)	$(0.00)	$0.00
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding (basic and diluted)	29,270,000	14,270,000	29,270,000	14,270,000

See Notes to Unaudited Interim Financial Statements

Peregrine Industries, Inc.
Unaudited Statements of Cash Flows for the Nine Months ended March 31, 2005 and 2004

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net loss	$(1,350)	$0
Adjustments required to reconcile net loss to cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	1,350	0
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0
Loans to related parties	0	0
Repayment of related party loans	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See Notes to Unaudited Interim Financial Statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
March 31, 2005

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three- and nine-month periods ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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