Form 10KSB
period 2005-06-30
PEREGRINE INDUSTRIES INC
filed 2005-09-28
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
_________________________________

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer's revenues for its most recent fiscal year: none

At June 30, 2005, the aggregate market value of the 3,625,833 voting common stock held by non-affiliates of the registrant was approximately $3,626 based on the average bid and asked price of the Registrants common stock on June 30, 2005.
At June 30, 2005, the registrant had 29,270,000 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Some of the statements contained in this Form 10-KSB of Peregrine Industries, Inc. (hereinafter the "Company", "We" or the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this registration statement, forward-looking statements are generally identified by the words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company's securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Important factors that may cause actual results to differ from projections include, for example:

-	the success or failure of management's efforts to implement the Registrant's plan of operation;
-	the ability of the Registrant to fund its operating expenses;
-	the ability of the Registrant to compete with other companies that have a similar plan of operation;
-	the effect of changing economic conditions impacting our plan of operation;
-	the ability of the Registrant to meet the other risks as may be described in future filings with the SEC.

General Background of the Registrant

Peregrine Industries, Inc. was incorporated in Florida in 1995 for the purpose of designing and manufacturing heat pump pool heaters, residential air conditioners and parallel flow coils for the heating, ventilation and air conditioning industry. In June 2002, the Registrant and its subsidiaries filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 02-24188). In September 2002, the bankruptcy proceeding was converted to Chapter 7. As a result of the conversion to Chapter 7, the Registrant's assets were transferred to a United States Trustee on September 4, 2002 and the Registrant terminated its former business operations. During 2003, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiaries. On February 12, 2004, the Trustee for Peregrine Industries, Inc. and Park Avenue Group, Inc. entered into a contract that was subject to Bankruptcy Court approval for the sale of Peregrine Industries, Inc. On March 15, 2004, the Bankruptcy Court granted an order approving the contract and finding that Park Avenue Group is a good faith purchaser within the meaning of 11 USC Section 363(m) of the Bankruptcy Code. On March 29, 2004, the U.S. Bankruptcy Court confirmed the order previously granted on March 15, 2004.

By filing under Chapter 7 of the US Bankruptcy Code, all of the Registrant’s assets and liabilities, including those of its subsidiaries, were transferred into the estate of the debtor which estate was administered by the trustee appointed by the US Bankruptcy Court. On March 29, 2004, the US Bankruptcy Court confirmed an order granting the trustee’s motion to approve a contract for sale of the corporate entity, Peregrine Industries, Inc., free and clear of all liens, claims and interests of others.

In connection with the order of the U.S. Bankruptcy Court dated March 15, 2004, the Court authorized that Park Avenue Group appoint a new board of directors and authorized the issuance of restricted shares to the new management of the Registrant. The issuance of restricted shares to the Registrant's new management effectively resulted in a change in control of the Registrant. The shareholders of the Registrant prior to the bankruptcy proceedings remained shareholders of the Registrant subsequent to the emergence of the Registrant from bankruptcy.The Court order further provided that Registrant emerged from bankruptcy free and clear of liens, claims and interests. The court order authorized (i) that the existing officers and directors were deemed removed from office; (ii) the appointment of new members to the Registrant's board of directors; (iii) the amendment of Registrant's Article of Incorporation to increase the number of authorized shares to 100,000,000 shares; (iv) the issuance up to 30,000,000 shares of common stock, par value $0.0001, to the new management of the Registrant, which management was appointed by the newly-constituted board of directors; (v) the authority of the board of directors to implement a reverse split of the issued and outstanding shares in a ratio to be determined by the board of directors; (vi) the cancellation and extinguishment of all common share conversion rights of any kind, including without limitation, warrants, options, convertible bonds, other convertible debt instruments and convertible preferred stock; and (vii) the cancellation and extinguishment of all preferred shares of every series and accompanying conversion rights of any kind.

As a result of the Bankruptcy Court order, Park Avenue Group appointed Thomas J. Craft, Jr., Ivo Heiden and Richard Rubin to the board of directors of the Registrant. Messrs. Craft, Heiden and Rubin were subsequently appointed as officers of the Registrant ("Management").

Business Objectives of the Company

As a result of the Chapter 7 proceeding, the Registrant has no present operations. Management determined to direct its efforts and limited resources to pursue potential new business opportunities. The Registrant does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider and proceed with a business opportunity.

Management would have substantial flexibility in identifying and selecting a prospective new business opportunity. Registrant would not be obligated nor does management intend to seek pre-approval by our shareholders.

The Registrant is dependent on the judgment of its management in connection with this process. In evaluating a prospective business opportunity, we would consider, among other factors, the following: (i) costs associated with pursuing a new business opportunity; (ii) growth potential of the new business opportunity; (iii) experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity; (iv) necessary capital requirements; (v) the competitive position of the new business opportunity; (vi) stage of business development; (vii) the market acceptance of the potential products and services; (viii) proprietary features and degree of intellectual property; and (ix) the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, can not be ascertained with any degree of certainty.

Management intends to devote such time as it deems necessary to carry out the Registrant's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to the Registrant's plan of operation.

Selection and Structuring of a New Business Opportunity

Management owns 15,000,000 shares or 51.25% of the total issued and outstanding shares of the Registrant as of June 30, 2005. As a result, Management will have substantial flexibility in identifying and selecting a prospective new business opportunity. The Registrant will be dependent on the judgment of its management in connection with the selection of a new business opportunity. In evaluating a prospective business opportunity, we would consider, among other factors, the following: (i) costs associated with pursuing a new business opportunity; (ii) growth potential of the potential new business opportunity; (iii) experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity; (iv) necessary capital requirements; (v) the competitive position of the new business opportunity; (vi) stage of business development; (vii) the market acceptance of the potential products and services; (viii) proprietary features and degree of intellectual property; and (ix) the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deemed relevant. In connection with an evaluation of a potential business opportunity, Management may be expected to conduct a due diligence review and may seek assistance of independent third parties.

The time and costs required to select and evaluate a potential new business opportunity, including conducting a due diligence review, and to structure a plan to pursue a potential new business opportunity cannot presently be ascertained. Management will devote such time as it deems reasonably necessary to carry out plans for potential new business opportunities. As a result, the time devoted to the Registrant's business may vary depending upon whether we have identified a business opportunity.

We anticipate that various prospective new business opportunities will be brought to our attention from various sources in the finance and investment community.

Conflicts of Interest

Our Management is not required to commit their full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if they would devote their full time to our affairs. Management is not precluded from serving as officers or directors of any other entity that is engaged in business activities similar to those of the Registrant. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a Florida corporation are required to present certain business opportunities to such corporation. In the event that our Management has multiple business affiliations, they may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach Management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the Management of the operating company. However, Management will act in what they believe will be in the best interests of the shareholders of the Registrant and other respective public companies. The Registrant shall not enter into a transaction with a target business that is affiliated with Management.

RISK FACTORS

FORWARD-LOOKING STATEMENTS
This Form 10-KSB contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects", "anticipates", "targets", "goals", "projects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

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

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES.
At present, we have limited business operations and our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our Management or a related party is providing us with limited funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, in order to continue to be a reporting company under the Exchange Act. We have no written agreement with our Management or related parties to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business, of which there can be no assurance.

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

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS
We have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. There can be no assurance that any prospective business opportunity will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

THERE IS NO LIQUID MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED
The Registrant's common stock is subject to quotation on the NASDAQ Bulletin Board under the symbol HVAC. There is currently no liquid trading market in our common stock. There can be no assurance that there will be a liquid trading market for our common stock following commencement of a new business. In the event that a liquid trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide sufficient liquidity to investors, or whether any trading market will be sustained.

UNSPECIFIED INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES; UNASCERTAINABLE RISKS
There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. A high level of risk frequently characterizes certain industries that experience rapid growth. Although Management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

CONFLICTS OF INTEREST
Our Management is not required to commit their full time to our affairs. There may be a conflict of interest in allocating their time in the event that Management engages in similar business efforts for other entities. Our Management will devote such time, in their sole discretion, to conduct our business, including the evaluation of potential new business opportunities. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon whether we have identified a new prospective business opportunity or are engaged in active negotiations related to a new business. In the event that a conflict of interest shall arise, Management will consider factors such as availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the Management. However, Management will act in what they believe will be in the best interests of the shareholders of the Registrant. The Registrant shall not enter into a transaction with a target business that is affiliated with Management.

COMPETITION
We expect to encounter intense competition from other entities seeking to pursue new business opportunities. Many of these entities are well-established and have extensive experience in identifying new prospective business opportunities. Many of these competitors possess greater financial, technical, human and other resources than we do and there can be no assurance that we will have the ability to compete successfully. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

ADDITIONAL FINANCING REQUIREMENTS
We have no revenues and are dependent upon the willingness of Management or related parties to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of the date of this filing, the Registrant has paid approximately $10,000 for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of reports under the Exchange Act. We may not generate any revenues unless and until the commencement of new business operations. We believe that we will have sufficient funds available to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. In the event that our available funds from our Management or affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES
The holders of our shares of common stock and those persons who desire to purchase them in any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Registrant's securities to be a limited one.

It is the present intention of the Registrant's management after the commencement of new business operations to seek coverage and publication of information regarding the Registrant in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuer's officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

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

DIVIDENDS UNLIKELY
We do not expect to pay dividends for the foreseeable future because we have no revenues. The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial condition. The payment of any future dividends will be within the discretion of our board of directors. It is our expectation that after the commencement of new business operations that future management will determine to retain any earnings for use in business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. As of June 30, 2005, we have 29,270,000 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

COMPLIANCE WITH PENNY STOCK RULES
Our securities will be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will be less than $5.00. Unless our common stock is otherwise excluded from the definition of "penny stock", the penny stock rules apply. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements could limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

GENERAL ECONOMIC RISKS
The Registrant's current and future business plans are dependent, in large part, on the state of the general economy. Changes in economic conditions may adversely affect our plan of operation.

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

During the year ended June 30, 2005, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on NASDAQ bulletin board under the symbol HVAC. To the best knowledge of the Registrant, there has been no liquid trading market for approximately the past two years. The following table shows the high and low bid prices for the Registrant's common stock during the last two fiscal years as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low
Period Ended September 27, 2005	$0.30	$0.07

Year Ended June 30, 2005
Quarter ended June 30, 2005	$0.00	$0.00
Quarter ended March 31, 2005	0.00	0.00
Quarter ended December 31, 2004	0.00	0.00

Year Ended September 30, 2004
Quarter ended September 30, 2004	$0.00	$0.00
Quarter ended June 30, 2004	0.00	0.00
Quarter ended March 31, 2004	0.00	0.00
Quarter ended December 31, 2003	0.03	0.03

(b) Approximate Number of Holders of Common Stock
On June 30, 2005, there were approximately 176 shareholders of our common stock.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
The Registrant has not issued any restricted shares of common stock during fiscal year 2005.

(e) Equity Compensation Plans
We have no equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview
Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At June 30, 2005, we had no cash assets and the Company had current liabilities of $2,421.

Liquidity and Capital Resources

During the fiscal period ended June 30, 2005, we received $2,988 through advances made to us by a related party. While we are dependent upon interim funding provided by such related party or by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. Through the date of this filing, a related party or management provided funding of approximately $10,000 which funds were used for general administrative expenses and accounting fees.

As part of our intent to seek new business opportunities, we may determine to seek to raise funds from the sale of equity or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock to pursue new business opportunities. Our limited resources and lack of operating history may make it difficult to do borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to facilitate new business opportunities may have a material adverse effect on our financial condition and future prospects. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended June 30, 2005 and 2004 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

Name	Age	Title
Richard Rubin	62	CEO and Chairman
Ivo Heiden	38	CFO, Vice President and Director
Thomas J. Craft, Jr.	40	President and Director

Officers are not elected for a fixed term of office but hold office until their successors have been elected.

Richard Rubin, 62, is CEO and chairman of the Registrant. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services and reorganizing distressed public companies. From October 2000 until February 2002, Mr. Rubin served as an officer and director of PlanetLink Communications, Inc. In February 2002, Mr. Rubin also became an secretary and a director of Nettel Holdings, a reporting company and resigned as secretary and director in May 2003. Mr. Rubin served as a director of Jeantex Group, a reporting company from August 2002 to September 2003.

Ivo Heiden, 38, has been CFO and a director of the Registrant since January 2005. Since 2000, Mr. Heiden has been engaged in the business of providing corporate securities compliance service and reorganizing distressed public companies. From October 2000 until February 2002, Mr. Heiden served as an vice president and director of PlanetLink Communications, Inc. Mr. Heiden served as a director of Jeantex Group, a reporting company from August 2002 to September 2003.

Thomas J. Craft, Jr., 40, has been president and a director of the Registrant since March 30, 2004. Mr. Craft is an attorney practicing law under the laws of the State of Florida, specializing in corporate securities law. From May 1996 through October 2001, Mr. Craft served as the secretary and a director of GlobeTel Communications, Inc. From October 2000 until February 2002 Mr. Craft served as president and a director of PlanetLink Communications, Inc. Mr. Craft became president and a director of Nettel Holdings in February 2002 and resigned in March 2003. In November 2002, Mr. Craft became a director of American International Industries, Inc., a reporting company. Mr. Craft served as a director of Jeantex Group, a reporting company, from August 2002 to September 2003.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

No executive compensation was paid during the fiscal years ended June 30, 2005, 2004 and September 30, 2003 by the Registrant. The Registrant has no employment agreement with any of its officers and directors.

TEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of June 30, 2005, the Registrant had 29,270,000 shares of common stock issued.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ended June 30, 2005 and June 30, 2004.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended June 30, 2005 and 2004, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

Year Ended
	June 30, 2005	June 30, 2004
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
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

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors have not filed all reports required under Section 16(a). The Registrant has not been furnished with any reports for Merrill and Debra Yarbrough, who beneficially own 8,731,667 shares or 29.83%.

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ RICHARD RUBIN
Chief Executive Officer and Chairman
   Dated: September 28, 2005

/s/ IVO HEIDEN
Chief Financial Officer and Director
  Dated: September 28, 2005

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

To the Board of Directors and Stockholders
Peregrine Industries, Inc.
New York, NY

I have audited the accompanying balance sheet of Peregrine Industries, Inc. (the "Company") as of June 30, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Industries, Inc. as of June 30, 2005 and 2004 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States.

September 28, 2005

/s/ Michael F. Cronin
Certified Public Accountant

Peregrine Industries, Inc.
Balance Sheet

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2005	June 30, 2004
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	566
Total current assets	0	566

Total Assets	$0	$566

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accountants payable-trade	0	523
Advances due to related party	2,421	0
Total current liabilities	2,421	523

Stockholders' equity:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
29,270,000 issued and outstanding at June 2005 and 2004	2,927	2,927
Additional paid in capital	4,573	4,573
Accumulated deficit	(9,921)	(7,457)
Total equity	(2,421)	43
Total Liabilities and Equity	$0	$566

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Operations

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2005	June 30, 2004
Revenue	$0	$0
Costs and Expenses:
General and administrative	2,465	7,456
Total costs and expenses	2,465	7,456

Loss from continuing before income taxes and discontinued operations	(2,465)	(7,456)
Income taxes	0	0
Loss from continuing operations before discontinued operations	(2,465)	(7,456)

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
Estimated loss on disposal of assets used in discontinued operations	0	0

Net loss	$(2,465)	$(7,456)

Per share amounts:
Basic and diluted from continuing operations	$(0.00)	$(0.00)
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	29,270,000	29,270,000

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Stockholders' Equity

	Preferred		Common
				Common	Additional
				Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Amount	Capital	Deficit
Balance at September 30, 2002	133,363	$14	$14,270,000	$1,427	$(1,442)	$0
Net loss						0
Balance at September 30, 2003	133,363	14	14,270,000	$1,427	(1,442)	0
Stock issued for cash			15,000,000	1,500	6,000
Cancellation of preferred stock	(133,363)	(14)			14
Net loss						(7,456)
Balance at June 30, 2004	0	0	29,270,000	$2,927	4,572	(7,456)
Net loss						(2,465)
Balance at June 30, 2005	0	$0	29,270,000	$2,927	$4,572	$(9,921)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Cash Flows
Fiscal Periods Ended

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2005	June 30, 2004

Cash flows from operating activities:	$(2,465)	$(7,456)
Net loss
Adjustments required to reconcile net loss
to cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	(523)	523
Cash flows used by operating activities	(2,988)	(6,933)

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	7,500
Loans to related parties	2,988	(7,500)
Repayment of related party loans	0	6,933
Cash generated by financing activities	2,988	6,933

Change in cash
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

PEREGRINE INDUSTRIES, INC.
BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
June 30, 2005

The Company

Peregrine Industries, Inc. (the "Company" or "we")) was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. The Company was formerly located in Deerfield Beach, Florida. Products were primarily sold throughout the United States, Canada, and Brazil. In September 1998, the Company formed a wholly-owned subsidiary, Alcool, Inc., in Montgomery, Alabama, in order to expand its manufacturing capacity and product line. Canadian operations were conducted through a wholly owned subsidiary Thermopompe Peregrine Heat Pump, a Quebec corporation.

Change in Fiscal Year

On April 22, 2004 we elected to change our fiscal year end from September 30 to June 30. Accordingly, the 2004 results of operations, cash flows and statement of stockholders’ equity reflect transactions for the nine month transition period ended June 30, 2004.

Bankruptcy Proceedings

On June 4, 2002, we filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 02-24188). On September 4, 2002, the bankruptcy proceedings were converted to Chapter 7 for liquidation of the Company’s business. As a result of the conversion of the Company's reorganization, to a case under Chapter 7, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all of the assets.

On March 29, 2004, the U.S. Bankruptcy Court confirmed the sale of the Peregrine corporate shell entity. The accounts of the former subsidiaries were not included in the sale and have not been carried forward.

Basis of Presentation:

We adopted "fresh-start" accounting as of September 5, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

Significant Accounting Policies:

Use of EstimatesThe preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2004. In 2003 133,663 common shares would have been added from the conversion of the Preferred stock.

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Recent Accounting Pronouncements

.In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE’s.

In December 2003, the FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. We adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.

Peregrine Industries, Inc.
Notes to Financial Statements
June 30, 2005

1. "Fresh Start" Accounting:

On September 4, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of September 5, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

On March 29, 2004, the U.S. Bankruptcy Court for the Southern District of Florida confirmed the order previously granted on March 15, 2004 for the sale of Peregrine as a shell entity. All results for periods including and subsequent to September 5, 2002 are referred to as those of the "Successor Company".

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before September 5, 2002 was $0. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the sale received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

2. Income Taxes:

The Company had approximately $808,000 in net operating loss carryovers available to reduce future income taxes. These carryovers were reduced to zero or eliminated through our bankruptcy proceedings. We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that our net operating loss carry-forwards will not be utilized; therefore we have provided for a valuation allowance against the related deferred tax asset. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2005	2004
The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0
Total currently payable	0	0
Deferred:
Federal	796	2,408
State	123	373
Total deferred	920	2,781
Less increase in allowance	(920)	(2,781)
Net deferred	0	0
Total income tax provision (benefit)	$0	$0

	2005	2004
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$3,701	$2,781
Total	3,701	2,781
Less valuation allowance	(3,701)	(2,781)
Net deferred	$0	$0
Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards	(3,701)	(2,781)
Total	(3,701)	(2,781)
Net Deferred Income Taxes	$0	$0

Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

3. Commitments:

The Company, prior to its bankruptcy, was a party to numerous lawsuits and claims. As a result of the bankruptcy and the subsequent transfer by the Bankruptcy Trustee of the Company’s corporate shell entity free of all liens, claims and encumbrances pursuant to Section 363(f) of the US Bankruptcy Code, the Company is no longer party to any litigation.

The Company is not a party to any leases and does not have any commitments

4. Stockholders' Equity:

Common Stock

In April, 2004, we increased our authorized shares of common stock to 100,000,000 par value $0.0001. 15 million shares were issued to 3 of our officers in exchange for $7,500 in cash. These shares are restricted as to transferability. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

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

There were no employee or non-employee options granted in either fiscal period ended June 30, 2005 or 2004.

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

Related Party Transactions

The Company’s operating expenses have been paid by advance from its principal shareholders.