Form 10QSB
period 2005-09-30
PEREGRINE INDUSTRIES INC
filed 2005-11-14
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-27511

PEREGRINE INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

115 East 57th Street, Suite 1118, New York, NY	10022
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (212) 688-5688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At September 30, 2005, the Registrant had 44,320,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended September 30, 2005 and 2004 are attached to this quarterly report.

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

If the Company seeks to acquire another business or pursue a business opportunity, management would have substantial flexibility in identifying and selecting a prospective business. Registrant would not be obligated nor does management intend to seek pre-approval by our shareholders. Under the laws of the State of Florida, the consent of holders of a majority of the issued and outstanding shares, acting without a shareholders meeting, can approve an acquisition.

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

We had operating expenses of $10,963 during the three-month period ended September 30, 2005 consisting of $5,334 related to general and administrative expenses and $5,629 non-cash expenses related to the issuance of shares for services provided. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

During the three-month period ended September 30, 2005, we received $5,334 through advances made to us by management and/or related parties. While we are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

At September 30, 2005, we had no assets and no liabilities. During the three-month period ended September 30, 2005, the Registrant agreed to convert a total of $7,999 in advances made by management and/or related parties into 9,000,000 restricted shares of common stock.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

On July 1, 2005, the Company agreed to convert a total of $7,999 in advances made by management and/or related parties into 9,000,000 restricted shares of common stock. The Company believes that the issuances of these restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

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

The Registrant did not filed a Form 8-K during the quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Rubin Richard Rubin Chief Executive Officer Dated: November 14, 2005

/s/ Ivo Heiden Ivo Heiden Chief Financial Officer Dated: November 14, 2005

Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets as of September 30, 2005 (Unaudited) and June 30, 2005

	September 30, 2005	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Advances due to related parties	$0	$2,421
Total current liabilities	$0	$2,421

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
44,320,000 issued and outstanding at September 30, 2005; and
29,270,000 issued and outstanding at June 30, 2005	4,432	2,927
Additional paid in capital	16,452	4,573
Accumulated deficit	(20,884)	(9,921)
Total Stockholders' Deficiency	0	(2,421)
Total Liabilities and Stockholders' Deficiency	$0	$0

See Notes to Unaudited Interim Financial Statements

Peregrine Industries, Inc.
Unaudited Statements of Operations For the Three Months ended September 30, 2005 and 2004

	Three Months	Three Months
	Ended	Ended
	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)
Revenue	$0	$0
Costs and Expenses:
General and administrative	10,963	0
Total costs and expenses	10,963	0

Loss before income taxes	(10,963)	0
Income taxes	0	0
Loss from continuing operations	(10,963)	0

Net loss	$(10,963)	$0

Per shares amounts:
Basic and diluted from continuing operations	$(0.00)	$(0.00)
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	43,305,556	29,270,000

See Notes to Unaudited Interim Financial Statements

Peregrine Industries, Inc.
Unaudited Statements of Cash Flows for the Three Months ended September 30, 2005 and 2004

	Three Months	Three Months
	Ended	Ended
	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,963)	$0
Adjustments required to reconcile net loss to cash used in operating activities:
Expenses paid by issuance of common stock	5,385	0
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in accounts payable and accrued expenses	0	0
Cash flows used by operating activities	(5,578)	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0
Advances from related parties	5,578	0
Cash generated by financing activities	5,578	0

Change in cash	0	0
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See Notes to Unaudited Interim Financial Statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
September 30, 2005

1. Basis of Presentation

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. On March 29, 2004, the U.S. Bankruptcy Court confirmed the sale of the Peregrine corporate shell entity. The accounts of the former subsidiaries were not included in the sale and have not been carried forward.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

The accounts of the former subsidiaries were not included in the bankruptcy sale and have not been carried forward.

Change of Control: On February 12, 2004, the Trustee for Peregrine and Park Avenue Group, Inc. entered into a contract resulting in a change in control of Peregrine. On March 15, 2004, the Bankruptcy Court granted an order approving the contract and finding that Park Avenue Group is a good faith purchaser within the meaning of 11 USC Section 363(m). On March 29, 2004, the U.S. Bankruptcy Court for the Southern District of Florida confirmed the order previously granted on March 15, 2004.

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

2. Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

3. Stockholders' Equity

Common Stock
In July 2005, the Company issued 15,050,000 shares of common stock to related parties. 9,000,000 restricted shares were issued to pay outstanding advances of $7,999 and 6,050,000 registered shares, valued at $5,385, were issued to reflect the cost of services provided to the Company to meet ongoing reporting and compliance obligations.

4. New Accounting Standards

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision

In December 2003, the FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. We adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company’s financial position or results of operations.