Form 10QSB
period 2005-12-31
PEREGRINE INDUSTRIES INC
filed 2006-02-07
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At December 31, 2005, the Registrant had 44,320,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the six-month periods ended December 31, 2005 and 2004 are attached to this quarterly report.

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

We had operating expenses of $2,452 and $13,415 during the three-month and six-month period ended December 31, 2005, respectively, consisting mainly of accounting fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

During the three-month period ended December 31, 2005, we received $2,452 through advances made to us by management and/or related parties. While we are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

At December 31, 2005, we had no assets and $2,452 current liabilities.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Registrant did not filed a Form 8-K during the quarter ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Rubin Richard Rubin Chief Executive Officer and Director Dated: February 7, 2006

/s/ Ivo Heiden Ivo Heiden Chief Financial Officer and Director Dated: February 7, 2006

Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets as of December 31, 2005 (Unaudited) and June 30, 2005

	December 31, 2005	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Advances due to related parties	$2,452	$2,421
Total current liabilities	$2,452	$2,421

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
44,320,000 issued and outstanding at December 31, 2005; and
29,270,000 issued and outstanding at June 30, 2005	4,432	2,927
Additional paid in capital	16,452	4,573
Accumulated deficit	(23,336)	(9,921)
Total Stockholders' Deficiency	(2,452)	(2,421)
Total Liabilities and Stockholders' Deficiency	$0	$0

See Notes to Unaudited Interim Financial Statements

Peregrine Industries, Inc.
Statement of Operations For the Three and Six Months ended December 31, 2005 and December 31, 2004

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$0	$0	$0	$0
Costs and Expenses:
General and administrative	2,452	450	13,415	900
Total costs and expenses	2,452	450	13,415	900

Loss before income taxes	2,452	(450)	(13,415)	(900)
Income taxes	0	0	0	0
Loss from continuing operations	(2,452)	(450)	(13,415)	(900)

Net loss	$(2,452)	$(450)	$(13,415)	$(900)

Per shares amounts:				0
Basic and diluted from continuing operations	$(0.00)	$(0.00)	$(0.00)	$0.00
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding (basic and diluted)	43,305,556	29,270,000	43,305,556	29,270,000

See Notes to Unaudited Interim Financial Statements

Peregrine Industries, Inc.
Statement of Cash Flows for the Six Months ended December 31, 2005 and 2004

	Six Months	Six Months
	Ended	Ended
	December 31, 2005	December 31, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(13,415)	$(900)
Adjustments required to reconcile net loss to cash used in operating activities:
Expenses paid by issuance of common stock	5,385	0
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in accounts payable and accrued expenses	2,452	900
Cash flows used by operating activities	(5,578)	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0
Loans from related parties	5,578	0
Repayment of related loans	0	0
Cash generated by financing activities	5,578	0

Change in cash	0	0
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See Notes to Unaudited Interim Financial Statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
December 31, 2005

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

3. Stockholders' Equity

Common Stock

In July 2005, we issued 15,050,000 shares of common stock to related parties. 9,000,000 shares were issued to pay outstanding advances of $ 7,999 and 6,050,000 shares, valued at $5,385, were issued to reflect the cost of services provided to our company to meet ongoing reporting and compliance obligations.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.