Form 10QSB
period 2006-03-31
PEREGRINE INDUSTRIES INC
filed 2006-05-12
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

 Registrant's Telephone Number, Including Area Code: (646) 202-9679

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At March 31, 2006, the Registrant had 45,920,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	3
ITEM 3.	CONTROLS AND PROCEDURES.	3

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	4
ITEM 2.	CHANGES IN SECURITIES.	4
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	4
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	4
ITEM 5.	OTHER INFORMATION.	4
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.	4

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the nine-month periods ended March 31, 2006 and 2005 are attached to this quarterly report.

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

We had operating expenses of $47,902 and $61,317 during the three-month and nine-month period ended March 31, 2006, respectively, consisting mainly of accounting fees, non-cash expenses related to securities compliance services and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

During the nine-month period ended March 31, 2006, we received $2,933 through advances made to us by management and/or related parties. While we are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

At March 31, 2006, we had no assets and $5,354 current liabilities.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

On January 9, 2006 the Registrant issued 1,600,000 restricted shares to Park Avenue Group, Inc., a company controlled by management, for securities compliance services provided in connection with the Registrant's filing obligations under the Exchange Act and filings under the Act.

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

Exhibit No.	Description
31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report: The Registrant filed a Form 8-K on February 9, 2006 with disclosure under Item 2.01 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Rubin
Richard Rubin
   Chief Executive Officer, CFO and Director
  Dated: May 12, 2006

Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheet

	March 31, 2006	June 30, 2005
	(Unaudited)

Assets
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Deficiency

Current liabilities:
Advances due to related parties	$5,354	$2,421
Total current liabilities	$5,354	$2,421

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
45,920,000 issued and outstanding at March 31, 2006; and
29,270,000 issued and outstanding at June 30, 2005	4,592	2,927
Additional paid in capital	61,292	4,573
Accumulated deficit	(71,238)	(9,921)
Total stockholders' deficiency	(5,354)	(2,421)
Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and Expenses:
General and administrative	47,902	450	61,317	1,350
Total costs and expenses	47,902	450	61,317	1,350

Loss before income taxes	(47,902)	(450)	(61,317)	(1,350)
Income taxes	0	0	0	0
Loss from continuing operations	(47,902)	(450)	(61,317)	(1,350)

Net loss	$(47,902)	$(450)	$(61,317)	$(1,350)

Per shares amounts:				0
Basic and diluted from continuing operations	$(0.00)	$(0.00)	$(0.00)	$0.00
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding
(basic and diluted)	45,632,360	29,270,000	31,336,015	29,270,000

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(61,317)	$(1,350)
Adjustments required to reconcile net loss to cash used in operating activities:
Expenses paid by issuance of common stock	50,385	0
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in accounts payable and accrued expenses	0	1,350
Cash flows used by operating activities	(10,932)	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	7,999	0
Loans from related parties	2,933	0
Repayment of related loans	0	0
Cash provided by financing activities	10,932	0

Change in cash	0	0
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See notes to unaudited interim financial statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
March 31, 2006

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

3. Stockholders' Equity

Common Stock

In July 2005, we issued 15,050,000 restricted shares of common stock to related parties. 9,000,000 restricted shares were issued to pay outstanding advances of $7,999 and 6,050,000 shares, valued at $5,385, were issued to reflect the cost of services provided to our company to meet ongoing reporting and compliance obligations. In January 2006 we issued 1,600,000 shares valued at $45,000 to a related party for ongoing consulting and advisory services.

4. New Accounting Standards

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options therefore no charge is required for the three months ended March 31, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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