Form 10KSB
period 2006-06-30
PEREGRINE INDUSTRIES INC
filed 2006-09-29
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
_________________________________

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenues for its most recent fiscal year: none

At June 30, 2006, the aggregate market value of the 3,625,833 voting common stock held by non-affiliates of the registrant was approximately $271,937 based on the average bid and asked price of the Registrants common stock on June 30, 2006.
At June 30, 2006, the Registrant had 45,920,000 shares of common stock outstanding.

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

Organizational History and General Background of the Registrant

The Company was incorporated in Florida in 1995 for the purpose of designing and manufacturing heat pump pool heaters, residential air conditioners and parallel flow coils for the heating, ventilation and air conditioning industry. In June 2002, the Registrant and its subsidiaries filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 02-24188). In September 2002, the bankruptcy proceeding was converted to Chapter 7. As a result of the conversion to Chapter 7, the Registrant's assets were transferred to a United States Trustee on September 4, 2002 and the Registrant terminated its former business operations.

In connection with the order of the U.S. Bankruptcy Court dated March 15, 2004, the Court authorized that Park Avenue Group appoint a new board of directors and authorized the issuance of restricted shares to the new management of the Registrant. The issuance of restricted shares to the Registrant's new management effectively resulted in a change in control of the Registrant. The shareholders of the Registrant prior to the bankruptcy proceedings remained shareholders of the Registrant subsequent to the emergence of the Registrant from bankruptcy. The Court order further provided that Registrant emerged from bankruptcy free and clear of liens, claims and interests. The court order authorized (i) that the existing officers and directors were deemed removed from office; (ii) the appointment of new members to the Registrant's board of directors; (iii) the amendment of Registrant's Article of Incorporation to increase the number of authorized shares to 100,000,000 shares; (iv) the issuance up to 30,000,000 shares of common stock, par value $0.0001, to the new management of the Registrant, which management was appointed by the newly-constituted board of directors; (v) the authority of the board of directors to implement a reverse split of the issued and outstanding shares in a ratio to be determined by the board of directors; (vi) the cancellation and extinguishment of all common share conversion rights of any kind, including without limitation, warrants, options, convertible bonds, other convertible debt instruments and convertible preferred stock; and (vii) the cancellation and extinguishment of all preferred shares of every series and accompanying conversion rights of any kind.

Business Objectives of the Registrant

As a result of the bankruptcy proceeding, the Registrant has no present operations. Management determined to direct its efforts and limited resources to pursue and effect a business combination.

    Current trends

Management believes that as a result of the relative uncertainty in the United States equity markets over the past few years, many privately-held companies have been closed off from the public market and traditional IPO's. During the past few years, many privately-held or public companies attempted to divest non-core assets and divisions and valuations of these assets and divisions have decreased significantly. Therefore, Management believes that there are substantial business opportunities to effect attractive acquisitions. As a public entity with its shares of common stock registered under the Exchange Act and publicly trading, Management believes to be well positioned to identify target acquisitions and to effect a business combination in order to take advantage of these current trends.

    Effecting a business combination

Prospective investors in the Company's common stock will invest in the Company without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

    The Registrant has not identified a target business or target industry

The Company's effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, we are not limited to those entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company's common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company's Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

    Sources of target businesses

The Registrant anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our Management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee or other compensation. In no event, however, will we pay Management any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

    Selection of a target business and structuring of a business combination

Management owns 43.5% of the issued and outstanding shares and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

- financial condition and results of operation of the target company;
- growth potential;
- experience and skill of management and availability of additional personnel;
- capital requirements;
- competitive position;
- stage of development of the products, processes or services;
- degree of current or potential market acceptance of the products, processes or services;
- proprietary features and degree of intellectual property or other protection of the products, processes or services;
- regulatory environment of the industry; and
- costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our Management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies' stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us.

    Probable lack of business diversification

We may seek to effect business combinations with more than one target business, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

- subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
- result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

   Limited ability to evaluate the target business' management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business' management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses, our ability to compete in acquiring certain sizable target businesses will be limited by our limited financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

Mr. Rubin, our CEO and CFO, and Mr. Craft, our president, are our sole executive officers. Messrs. Rubin and Craft are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to the Company's affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

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

ADDITIONAL FINANCING REQUIREMENTS
We have no revenues and are dependent upon the willingness of Management or related parties to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of the date of this filing, the Registrant has paid for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of reports under the Exchange Act. We may not generate any revenues unless and until the commencement of new business operations. We believe that we will have sufficient funds available to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. In the event that our available funds from our Management or affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. As of June 30, 2006, we had 45,920,000 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at the offices of Park Avenue Group, Inc., 115 East 57th Street, 11th Floor, New York, NY 10022. These facilities consist of approximately 300 square feet of executive office space and are leased from Park Avenue Group, Inc., an affiliated party. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity or consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended June 30, 2006, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
Our common stock is currently quoted on the NASD Bulletin Board under the symbol HVAC, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the NASD Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange.For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	High	Low	High	Low	High	Low
First Quarter ended September 30	$0.30	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001
Second Quarter ended December 31	$0.10	$0.08	$0.0001	$0.0001	$0.0001	$0.0001
Third Quarter ended March 31	$0.10	$0.05	$0.0001	$0.0001	$0.0001	$0.0001
Fourth Quarter ended June 30	$0.10	$0.05	$0.0001	$0.0001	$0.0001	$0.0001

(b) As of June 30, 2006, our shares of common stock were held by approximately 180 stockholders. The transfer agent of our common stock is Florida Atlantic Stock Transfer, Inc.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
The Registrant has not issued any restricted shares of common stock during the fourth quarter 2006.

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

Overview
Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At June 30, 2006, we had no cash assets and the Company had current liabilities of $81,304.

Liquidity and Capital Resources

During the fiscal period ended June 30, 2006, we received funds through advances made to us by a related party. While we are dependent upon interim funding provided by such related party or by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. Through the date of this filing, a related party and/or management provided funding for our plan of operation which funds were used for general administrative expenses and accounting fees.

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

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended June 30, 2006 and 2005 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title	Date Became Executive Officer
Richard Rubin	64	CEO, CFO and Chairman	03/2004
Thomas J. Craft, Jr.	42	President and Director	03/2004

Richard Rubin, 63, CEO, CFO and chairman of the Registrant, has been an officer and a director of the Registrant since March 30, 2004.. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services and reorganizing distressed public companies. From October 2000 until February 2002, Mr. Rubin served as an officer and director of PlanetLink Communications, Inc. In February 2002, Mr. Rubin also became an secretary and a director of Nettel Holdings, a reporting company and resigned as secretary and director in May 2003. Mr. Rubin served as a director of Jeantex Group, a reporting company from August 2002 to September 2003. Mr. Rubin is CEO and a director of Peregrine Industries, Inc., a public company reporting under the Exchange Act.

Thomas J. Craft, Jr., 41, has been president and a director of the Registrant since March 30, 2004. Mr. Craft is an attorney practicing law under the laws of the State of Florida, specializing in corporate securities law. From May 1996 through October 2001, Mr. Craft served as the secretary and a director of GlobeTel Communications, Inc. From October 2000 until February 2002 Mr. Craft served as president and a director of PlanetLink Communications, Inc. Mr. Craft became president and a director of Nettel Holdings in February 2002 and resigned in March 2003. In November 2002, Mr. Craft became a director of American International Industries, Inc., a reporting company. Mr. Craft served as a director of Jeantex Group, a reporting company, from August 2002 to September 2003.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Officers are appointed by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time.

None of our directors, officers, affiliates or promoters has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending June 30, 2006 and 2005.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All other Compensation ($)
Richard Rubin	2006	-0-	-0-	24,000	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Thomas J. Craft, Jr.	2006	-0-	-0-	24,000	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officers. No executive compensation was paid during the fiscal years ended June 30, 2005 by the Registrant.

TEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2006. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Richard Rubin	10,000,000	21.78%
115 East 57th Street, Suite 1118
New York, NY 10022

Thomas J. Craft, Jr.	10,000,000	21.78%
11000 Prosperity Farms Road
Palm Beach Gardens, FL 33410

Park Avenue Group, Inc.	1,600,000	3.48%
115 East 57th Street, Suite 1118
New York, NY 10022

Ivo Heiden	10,000,000	21.78%
115 East 57th Street, Suite 1118
New York, NY 10022

Merrill and Debra Yarbrough, JTTEN	8,731,667	19.01%
2905 Via Napoli
Deerfield Beach, FL 33442
All Directors and Executive Officers as a Group (2 people)	21,600,000	47.04%

(1) Applicable percentage ownership is based on 45,920,000 shares of common stock outstanding as of June 30, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Exhibit No.	Description
31.1	Certification of CEO an CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant did not file a Form 8-K during the last quarter of the fiscal year covered by this annual report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ended June 30, 2006 and June 30, 2005.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended June 30, 2006 and 2005, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

Year Ended
	June 30, 2006	June 30, 2005
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	-	-
All other fees	-	-
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

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors have not filed all reports required under Section 16(a). The Registrant has not been furnished with any reports for Merrill and Debra Yarbrough, who beneficially own 8,731,667 shares or 19.01%.

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ RICHARD RUBIN
Chief Executive Officer, CFO and Chairman
   Dated: September 29, 2006

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

To the Board of Directors and Stockholders
Peregrine Industries, Inc.
New York, NY

I have audited the accompanying balance sheet of Peregrine Industries, Inc. (the "Company") as of June 30, 2006 and 2005 and the related statements of operations, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Industries, Inc. as of June 30, 2006 and 2005 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States.

September 29, 2006

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant

Peregrine Industries, Inc.
Balance Sheet

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2006	June 30, 2005
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accountants payable-trade	0	0
Advances due to related party	81,304	2,421
Total current liabilities	81,304	2,421

Stockholders' deficiency:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
45,920,000 issued and outstanding at June 2006 and
29,270,000 issued and outstanding at June 2005	4,592	2,927
Additional paid in capital	61,292	4,573
Accumulated deficit	(147,188)	(9,921)
Stockholders' deficiency	(81,304)	(2,421)
Total Liabilities and Stockholders' deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Operations

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2006	June 30, 2005
Revenue	$0	$0
Costs and Expenses:
General and administrative	137,267	2,465
Total costs and expenses	137,267	2,465

Loss before income taxes	(137,267)	(2,465)
Income taxes	0	0
Loss from continuing operations	(137,267)	(2,465)

Net loss	$(137,267)	$(2,465)

Per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	44,262,265	29,270,000

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Stockholders' Equity

	Preferred		Common
				Common	Additional
				Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Amount	Capital	Deficit
Balance at June 30, 2003	133,363	14	14,270,000	$1,427	(1,442)	0
Stock issued for cash			15,000,000	1,500	6,000
Cancellation of preferred stock	(133,363)	(14)			14
Net loss						(7,456)
Balance at June 30, 2004	0	0	29,270,000	$2,927	4,572	(7,456)

Net loss						(2,465)
Balance at June 30, 2005	0	0	29,270,000	$2,927	4,572	(9,921)

Stock issued for cash			9,000,000	900	7,099
Stock issued for services			7,650,000	765	49,620
Net loss						(137,267)
Balance at June 30, 2006	0	$0	45,920,000	$4,592	$61,291	$(147,188)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2006	June 30, 2005

Cash flows from operating activities:	$(137,267)	$(2,465)
Net loss
Adjustments required to reconcile net loss
to cash used in operating activities:
Expenses paid by issuance of common stock	50,385	0
Increase (decrease) in accounts payable and accrued expenses	0	(523)
Cash flows used by operating activities	(86,882)	(2,988)

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	7,999	0
Loans from related parties	78,883	2,988
Repayment of related party loans	0	0
Cash generated by financing activities	86,882	2,988

Change in cash
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

PEREGRINE INDUSTRIES, INC.
BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
June 30, 2006

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

Significant Accounting Policies:

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2006 or 2005.

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock The Company accounts for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity

- Contracts that require physical settlement or net-share settlement; and

- Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities

- Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and

- Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

All contracts are initially measured at fair value and subsequently accounted for based on the current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The recorded value of the liability for such derivatives can fluctuate significantly based on fluctuations in the market value of the underlying common stock of the issuer of the derivative instruments, as well as in the volatility of the stock price during the term used for observation and the remaining term.

Warrant Derivative Liabilities

The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

Recent Accounting Pronouncements

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. SFAS No. 155 (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS No. 155 to all financial instruments acquired, issued or subject to a re-measurement event beginning July 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. The Company is evaluating the provisions of SFAS No. 155. The effects of adopting of SFAS No. 155 on the Company’s financial statements are not known at this time.

Peregrine Industries, Inc.
Notes to Financial Statements
June 30, 2006

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

	2006	2005
The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0
Total currently payable	0	0
Deferred:
Federal	(44,337)	796
State	(6,863)	123
Total deferred	(51,200)	919
Less increase in allowance	51,200	(919)
Net deferred	0	0
Total income tax provision (benefit)	$0	$0

	2006	2005
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$(47,500)	$3,701
Total	(47,500)	3,701
Less valuation allowance	47,500	(3,701)
Net deferred	$0	$0
Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards	47,500	(3,701)
Total	47,500	(3,701)
Net Deferred Income Taxes	$0	$0

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

The Company is not a party to any leases and does not have any commitments

4. Stockholders' Equity:

Common Stock

In July 2005, we issued 15,050,000 shares of common stock to related parties. 9,000,000 shares were issued to pay outstanding advances of $ 7,999 and 6,050,000 shares, valued at $5,385, were issued to reflect the cost of services provided to our company to meet ongoing reporting and compliance obligations. In January, 2006 we issued 1,600,000 shares valued at $45,000 to a related party for ongoing consulting & advisory services. These shares are restricted as to transferability. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

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

There were no employee or non-employee options granted in either fiscal period ended June 30, 2006 or 2005.

5. Change of Control/Related Parties:

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

On March 30, 2004, the three new officers and directors each subscribed to 5 million restricted shares for a total of $7,500 or $.0005 per share. After the issuance, each officer owns 17.1% of our common stock. Management collectively controls 43.5% of the issued and outstanding shares.

Related Party Transactions

The Company’s operating expenses have been paid by advance from its principal shareholders.