Form 10QSB
period 2006-09-30
PEREGRINE INDUSTRIES INC
filed 2006-11-14
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At September 30, 2006, the Registrant had 45,920,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended September 30, 2006 and 2005 are attached to this quarterly report.

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

We had operating expenses of $3,500 and $10,963 during the three-month periods ended September 30, 2006 and 2005, respectively, consisting mainly of accounting fees, and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

During the three-month period ended September 30, 2006, we received $3,500 through advances made to us by management and/or related parties. We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

At September 30, 2006, we had no assets and $84,804 in liabilities.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Reports on Form 8-K during the quarter covered by this report: The Registrant filed a Form 8-K on September 28, 2006 with disclosure under Item 2.01 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Rubin
Richard Rubin
   Chief Executive Officer, CFO and Chairman
  Dated: November 14, 2006

Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheet

	September 30, 2006	June 30, 2006
	(Unaudited)

Assets
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Deficiency

Current liabilities:
Advances due to related parties	$84,804	$81,304
Total current liabilities	$84,804	$81,304

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
45,920,000 issued and outstanding at September 30, 2006; and
29,270,000 issued and outstanding at June 30, 2005	4,592	4,592
Additional paid in capital	61,292	61,292
Accumulated deficit	(150,688)	(147,188)
Total stockholders' deficiency	(84,804)	(81,304)
Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Operations Back to Table of Contents

	Three Months	Three Months
	Ended	Ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)

Revenue	$0	$0
Costs and Expenses:
General and administrative	3,500	10,963
Total costs and expenses	3,500	10,963

Loss before income taxes	(3,500)	(10,963)
Income taxes	0	0
Loss from operations	(3,500)	(10,963)

Net loss	$(3,500)	$(10,963)

Per shares amounts:		0
Basic and diluted from continuing operations	$(0.00)	$0.00
Basic and diluted net loss	$(0.00)	$0.00

Weighted average shares outstanding:
Basic and diluted	45,920,000	43,305,556

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows Back to Table of Contents

	Three Months	Three Months
	Ended	Ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,500)	$(10,963)
Adjustments required to reconcile net loss to cash used in operating activities:
Expenses paid by issuance of common stock	-	5,385
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in accounts payable and accrued expenses	0	0
Cash flows used by operating activities	(3,500)	(5,578)

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Loans from related parties	3,500	5,578
Cash provided by financing activities	3,500	5,578

Change in cash	0	0
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See notes to unaudited interim financial statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
September 30, 2006 Back to Table of Contents

1. Basis of Presentation

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. On March 29, 2004, the U.S. Bankruptcy Court confirmed the sale of the Peregrine corporate shell entity. The accounts of the former subsidiaries were not included in the sale and have not been carried forward.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2006 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

3. Stockholders' Equity

In July 2005, we issued 15,050,000 shares of common stock to related parties. 9,000,000 shares were issued to pay outstanding advances of $ 7,999 and 6,050,000 shares, valued at $5,385, were issued to reflect the cost of services provided to our company to meet ongoing reporting and compliance obligations. In January 2006, we issued 1,600,000 shares valued at $45,000 to a related party for ongoing consulting & advisory services.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options therefore no charge is required for the three months ended September30, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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