Form 10QSB
period 2006-12-31
PEREGRINE INDUSTRIES INC
filed 2007-02-09
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At December 31, 2006, the Registrant had 50,420,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three amd six-month periods ended December 31, 2006 and 2005 are attached to this quarterly report.

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

We had operating expenses of $15,400 and $2,452 during the three-month periods ended December 31, 2006 and 2005, respectively, consisting mainly of accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

At December 31, 2006, we had no assets and $28,254 in liabilities.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Reports on Form 8-K during the quarter covered by this report: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Rubin
Richard Rubin
   Chief Executive Officer, CFO and Chairman
  Dated: February 9, 2007

Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheet

	December 31, 2006	June 30, 2006
	(Unaudited)

Assets
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Deficiency

Current liabilities:
Advances due to related parties	$28,254	$81,304
Total current liabilities	$28,254	$81,304

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
50,420,000 issued and outstanding at December 31, 2006; and
45,920,000 issued and outstanding at June 30, 2006	5,042	4,592
Additional paid in capital	132,842	61,292
Accumulated deficit	(166,138)	(147,188)
Total stockholders' deficiency	(28,254)	(81,304)
Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	0	0	$0	$0
Costs and Expenses:
General and administrative	15,450	2,452	18,950	13,415
Total costs and expenses	15,400	2,452	18,950	13,415

Loss before income taxes	(15,400)	(2,452)	(18,950)	(13,415)
Income taxes	0	0	0	0
Loss from operations	(15,400)	(2,452)	(18,950)	(13,415)

Net loss	(15,400)	(2,452)	$(18,950)	$(13,415)

Per shares amounts:				0
Basic and diluted net loss	(0.00)	(0.00)	$(0.00)	$0.00

Weighted average shares outstanding:
Basic and diluted	50,322,174	43,305,456	48,121,087	43,305,556

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	December 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(18,950)	$(13,415)
Adjustments required to reconcile net loss to cash used in operating activities:
Expenses paid by issuance of common stock	-	5,385
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in accounts payable and accrued expenses	0	2,452
Cash flows used by operating activities	(18,950)	(5,578)

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Loans from related parties	18,950	5,578
Cash provided by financing activities	18,950	5,578

Change in cash	0	0
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See notes to unaudited interim financial statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
December 31, 2006

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended December 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

3. Stockholders' Equity

Common Stock

In October 2006 we issued 4,500,000 shares valued at $72,000 to related parties for ongoing consulting & advisory services.

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