Form 10QSB
period 2007-03-31
PEREGRINE INDUSTRIES INC
filed 2007-05-14
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At March 31, 2007, the Registrant had 50,420,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and nine-month periods ended March 31, 2007 and 2006 are attached to this quarterly report.

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

We had operating expenses of $9,950 and $47,902 during the three-month periods ended March 31, 2007 and 2006, respectively, consisting mainly of accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

At March 31, 2007, we had no assets and $38,204 in liabilities.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

/s/ Richard Rubin
Richard Rubin
   Chief Executive Officer, CFO and Chairman
  Dated: May 10, 2007

Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheet

	March 31, 2007	June 30, 2006
	(Unaudited)

Assets
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Deficiency

Current liabilities:
Advances from and accruals due to related parties	$38,204	$81,304
Total current liabilities	$38,204	$81,304

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
50,420,000 issued and outstanding at March 31, 2007; and
45,920,000 issued and outstanding at June 30, 2006	5,042	4,592
Additional paid in capital	132,842	61,292
Accumulated deficit	(176,088)	(147,188)
Total stockholders' deficiency	(38,204)	(81,304)
Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	0	0	$0	$0
Costs and Expenses:
General and administrative	9,950	47,902	28,900	61,317
Total costs and expenses	9,950	47,902	28,900	61,317

Loss before income taxes	(9,950)	(47,902)	(28,900)	(61,317)
Income taxes	0	0	0	0
Loss from operations	(9,950)	(47,902)	(28,900)	(61,317)

Net loss	(9,950)	(47,902)	$(28,900)	$(61,317)

Per shares amounts:
Basic and diluted net loss	(0.00)	(0.00)	$(0.00)	$0.00

Weighted average shares outstanding:
Basic and diluted	50,420,000	45,632,360	48,876,204	31,336,015

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(28,900)	$(61,317)
Adjustments required to reconcile net loss to cash used in operating activities:
Expenses paid by issuance of common stock	-	50,385
Fair value of services provided by related parties	25,000	-
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in accounts payable and accrued expenses	0	0
Cash flows used by operating activities	(3,900)	(10,932)

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common	0	7,999
Loans from related parties	3,900	2,933
Cash provided by financing activities	3,900	10,932

Change in cash	0	0
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See notes to unaudited interim financial statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
March 31, 2007

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

3. Stockholders' Equity

Common Stock

In October, 2006 we issued 4,500,000 shares valued at $72,000 to related parties for ongoing consulting and advisory services.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options therefore no charge is required for the three months ended March 31, 2007 and 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

 In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial.

 In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.