Form 10KSB
period 2007-06-30
PEREGRINE INDUSTRIES INC
filed 2007-10-09
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
_________________________________

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From  ___________ To ___________

Commission File No.: 0-27511

PEREGRINE INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

90 John Street, Suite 262	10038
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (646) 202-9679

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At June 30, 2007, the aggregate market value of the 3,625,833 voting common stock held by non-affiliates of the registrant was approximately $271,937 based on the average bid and asked price of the Registrants common stock on June 30, 2006.  At June 30, 2007, the Registrant had 50,420,000 shares of common stock outstanding.

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

Organizational History and General Background of the Registrant

The Company was incorporated in Florida in 1995 for the purpose of designing and manufacturing heat pump pool heaters, residential air conditioners and parallel flow coils for the heating, ventilation and air conditioning industry. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. The Company emerged from bankruptcy in March 2004 free and clear of all liens, claims and obligations.

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

    Selection of a target business and structuring of a business combination

Management owns 28.82% of the issued and outstanding shares and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

Employees

Mr. Rubin, our CEO and CFO, is our sole executive officers. Mr. Rubin is not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to the Company's affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. As of June 30, 2007, we had 54,420,000 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 90 John Street, 6th Floor, New York, NY 10038. The office facilities consist of approximately 300 square feet of executive office space and are leased from a related party. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity or consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended June 30, 2007, no matters were submitted to a vote of our security holders.

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

	Fiscal 2007		Fiscal 2006		Fiscal 2004
	High	Low	High	Low	High	Low
First Quarter ended September 30	$0.10	$0.05	$0.30	$0.0001	$0.0001	$0.0001
Second Quarter ended December 31	$0.05	$0.03	$0.10	$0.08	$0.0001	$0.0001
Third Quarter ended March 31	$0.04	$0.02	$0.10	$0.05	$0.0001	$0.0001
Fourth Quarter ended June 30	$0.04	$0.03	$0.10	$0.05	$0.0001	$0.0001

(b) As of June 30, 2007, our shares of common stock were held by approximately 180 stockholders. The transfer agent of our common stock is Florida Atlantic Stock Transfer, Inc.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
The Registrant has not issued any restricted shares of common stock during the fourth quarter 2007.

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

Overview
Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At June 30, 2007, we had no cash assets and the Company had current liabilities of $60,526. We incurred $51,222 in general and administrative expenses during the year 2007 compared to $137,267 during 2006.

Liquidity and Capital Resources

During the fiscal period ended June 30, 2007, we received funds through advances made to us by a related party. While we are dependent upon interim funding provided by such related party or by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. Through the date of this filing, a related party and/or management provided funding for our plan of operation which funds were used for general administrative expenses and accounting fees.

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

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended June 30, 2007 and 2006 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2007, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title	Date Became Executive Officer
Richard Rubin	65	CEO, CFO and Chairman	03/2004

Richard Rubin, 65, CEO, CFO and chairman of the Registrant, has been an officer and a director of the Registrant since March 30, 2004. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services and reorganizing distressed public companies. In February 2002, Mr. Rubin also became an secretary and a director of Nettel Holdings, a reporting company and resigned as secretary and director in May 2003. Mr. Rubin served as a director of Jeantex Group, a reporting company from August 2002 to September 2003. Mr. Rubin is CEO and a director of Peregrine Industries, Inc., a public company reporting under the Exchange Act.

Our director holds office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Officers are appointed by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time.

Our director, officer, affiliates or promoters has not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending June 30, 2007 and 2006.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All other Compensation ($)
Richard Rubin	2007	-0-	-0-	24,000	-0-	-0-	-0-	-0-
	2006	-0-	-0-	24,000	-0-	-0-	-0-	-0-
	2004	-0-	-0-	24,000	-0-	-0-	-0-	-0-

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

TEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2007. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Richard Rubin	11,000,000	21.82%
90 John Street, Suite 626
New York, NY 10038

Thomas J. Craft, Jr.	11,000,000	21.82%
11000 Prosperity Farms Road
Palm Beach Gardens, FL 33410

Park Avenue Group, Inc.	3,700,000	6.35%
90 John Street, Suite 626
New York, NY 10038

Ivo Heiden	10,400,000	20.63%
90 John Street, Suite 626
New York, NY 10038

Merrill Yarbrough	8,731,667	17.31%
2905 Via Napoli
Deerfield Beach, FL 33442
All Directors and Executive Officers as a Group (1 person)	11,000,000	21.13%

(1) Applicable percentage ownership is based on 54,320,000 shares of common stock outstanding as of June 30, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party. Transactions in this context relate to any transaction which exceeds $120,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant did not file a Form 8-K during the last quarter of the fiscal year covered by this annual report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ended June 30, 2007 and June 30, 2006.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended June 30, 2007 and 2006, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

Year Ended
	June 30, 2007	June 30, 2006
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	-	-
All other fees	-	-
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

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors have not filed all reports required under Section 16(a). The Registrant has not been furnished with any reports for Merrill Yarbrough, who beneficially own 8,731,667 shares or 16.04%.

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ RICHARD RUBIN
Chief Executive Officer, CFO and Chairman
   Dated: October 9, 2007

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

To the Board of Directors and Stockholders
Peregrine Industries, Inc.
New York, NY

I have audited the accompanying balance sheet of Peregrine Industries, Inc. (the "Company") as of June 30, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Industries, Inc. as of June 30, 2007 and 2006 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States.

Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

October 9, 2007

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant

Peregrine Industries, Inc.
Balance Sheet

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2007	June 30, 2006
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accountants payable-trade	6,526	6,304
Advances due to related party	54,000	75,000
Total current liabilities	60,526	81,304

Stockholders' deficiency:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
50,420,000 issued and outstanding at June 2006 and
45,920,000 issued and outstanding at June 2006	5,042	4,592
Additional paid in capital	132,842	61,292
Accumulated deficit	(198,410)	(147,188)
Stockholders' deficiency	(60,526)	(81,304)
Total Liabilities and Stockholders' deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Operations

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2007	June 30, 2006
Revenue	$0	$0
Costs and Expenses:
General and administrative	51,222	137,267
Total costs and expenses	51,222	137,267

Loss before income taxes	(51,222)	(137,267)
Income taxes	0	0
Loss from continuing operations	(51,222)	(137,267)

Net loss	$(51,222)	$(137,267)

Per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	49,261,096	44,262,265

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Stockholders' Equity

	Common
		Common	Additional
		Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at June 30, 2004	29,270,000	$2,927	4,572	(7,456)

Net loss				(2,465)
Balance at June 30, 2005	29,270,000	$2,927	4,572	(9,921)

Stock issued for cash	9,000,000	900	7,099
Stock issued for services	7,650,000	765	49,620
Net loss				(137,267)
Balance at June 30, 2006	45,920,000	$4,592	61,291	(147,188)

Stock issued for services	4,500,000	450	71,550
Net loss				(51,222)
Balance at June 30, 2007	50,420,000	$5,042	$132,841	$(198,410)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:	$(51,222)	$(137,267)
Net loss
Adjustments required to reconcile net loss
to cash used in operating activities:
Expenses paid by issuance of common stock	48,000	125,385
Increase (decrease) in accounts payable and accrued expenses	222	950
Cash flows used by operating activities	(3,000)	(10,932)

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	7,999
Cash advances from related parties	3,000	2,933
Cash generated by financing activities	3,000	10,932

Change in cash
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

PEREGRINE INDUSTRIES, INC.
BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
June 30, 2007

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

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options therefore no charge is required for the year ended June 30, 2007. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2007 or 2006.

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

Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity

•                  Contracts that require physical settlement or net-share settlement; and

•                  Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities

•                  Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and

•                  Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

 In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. The adoption of this statement did not have an impact on our financial position or results of operations.

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

Peregrine Industries, Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

1. “Fresh Start” Accounting:

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

2. Income Taxes:

The Company had approximately $27,000 in net operating loss carryovers available to reduce future income taxes. These carryovers were reduced to zero or eliminated through our bankruptcy proceedings. We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that our net operating loss carry-forwards will not be utilized; therefore we have provided for a valuation allowance against the related deferred tax asset. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2007	2006
Following is a summary of the components giving rise to the deferred tax provision.
Currently payable:
Federal	$0	$0
State	0	0
Total currently payable	0	0
Deferred:
Federal	1,600	3,800
State	200	600
Total deferred	1,800	4,400
Less increase in allowance	(1,800)	(4,400)
Net deferred	0	0
Total income tax provision (benefit)	$0	$0

	2007	2006
Individual components giving rise to the deferred tax assets are as follows::
Future tax benefit arising from net operating loss carry forwards	$9,900	$8,100
Less valuation allowance	(9,900)	(8,100)
Net deferred	$0	$0

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

The Company is not a party to any leases and does not have any commitments

4. Stockholders' Equity:

Common Stock

In October 2006, we issued 4,500,000 shares of common stock to related parties to reflect the cost of services provided to our company to meet ongoing reporting and compliance obligations. The shares were valued at $0.016 per share for a total of $72,000 and are restricted as to transferability. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

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

There were no employee or non-employee options granted in either fiscal period ended June 30, 2007 or 2006.

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

On March 30, 2004, the three new officers and directors each subscribed to 5 million restricted shares for a total of $7,500 or $.0005 per share. Immediately after the issuance, each officer owns 17.1% of our common stock. Management collectively controls 51.2% of the issued and outstanding shares.

Related Party Transactions

The Company’s operating expenses have been paid by advance from its principal shareholders.