Form 10QSB
period 2007-09-30
PEREGRINE INDUSTRIES INC
filed 2007-11-14
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At September 30, 2007, the Registrant had 50,420,000 shares of common stock issued and outstanding.

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

The Registrant's financial statements for the three-month periods ended September 30, 2007 and 2006 are attached to this quarterly report.

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

We had operating expenses of $9,950 and $3,500 during the three-month periods ended September 30, 2007 and 2006, respectively, consisting mainly of accounting fees, and general and administrative expenses.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

At September 30, 2007, we had no assets and $70,476 in liabilities.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Reports on Form 8-K during the quarter covered by this report: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Rubin
Richard Rubin
   Chief Executive Officer, CFO and Chairman
  Dated: November 14, 2007

Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheet

	September 30, 2007	June 30, 2007
	(Unaudited)

Assets
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable-trade	$7,476	$6,526
Advances due to related parties	63,000	54,000
Total current liabilities	$70,476	$60,526

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
50,420,000 issued and outstanding at September 30, 2007 and June 30, 2007	5,042	5,042
Additional paid in capital	132,842	132,842
Accumulated deficit	(208,360)	(198,410)
Total stockholders' deficiency	(70,476)	(60,526)
Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Operations

	Three Months	Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)

Revenue	$0	$0
Costs and Expenses:
General and administrative	9,950	3,500
Total costs and expenses	9,950	3,500

Loss before income taxes	(9,950)	(3,500)
Income taxes	0	0
Loss from operations	(9,950)	(3,500)

Net loss	$(9,950)	$(3,500)

Per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	50,420,000	45,920,000

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(9,950)	$(3,500)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	9,000	3,000
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in accounts payable and accrued expenses	950	500
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Loans from related parties	0	0
Cash provided by financing activities	0	0

Change in cash	0	0
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See notes to unaudited interim financial statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
September 30, 2007

1. Basis of Presentation

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. On March 29, 2004, the U.S. Bankruptcy Court confirmed the sale of the Peregrine corporate shell entity. The accounts of the former subsidiaries were not included in the sale and have not been carried forward.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2007 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options therefore no charge is required for the three months ended September 30, 2007. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

 In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial.

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