Form 10QSB
period 2007-12-31
PEREGRINE INDUSTRIES INC
filed 2008-02-12
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At December 31, 2007, the Registrant had 504,200 (adjusted for a 1 for 100 reverse stock split) shares of common stock issued and outstanding.

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

The Registrant's financial statements for the three and six-month periods ended December 31, 2007 and 2006 are attached to this quarterly report.

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

We had operating expenses of $9,950 and $15,450 during the three-month periods ended December 31, 2007 and 2006, respectively, consisting mainly of accounting fees, and general and administrative expenses.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

/s/ Richard Rubin
Richard Rubin
   Chief Executive Officer, CFO and Chairman
  Dated: February 12, 2008

Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheet

	December 31, 2007	June 30, 2007
	(Unaudited)

Assets
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable - trade	8,426	6,525
Advances due to related parties	$72,000	$54,000
Total current liabilities	$80,426	$60,526

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
504,200 issued and outstanding at December 31, 2007; and June 30, 2007	50	50
Additional paid in capital	137,834	137,834
Accumulated deficit	(218,310)	(198,410)
Total stockholders' deficiency	(80,426)	(60,526)
Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	0	0	$0	$0
Costs and Expenses:
General and administrative	9,950	15,450	19,900	18,950
Total costs and expenses	9,950	15,400	19,900	18,950

Loss before income taxes	(9,950)	(15,400)	(19,900)	(18,950)
Income taxes	0	0	0	0
Loss from operations	(9,950)	(15,400)	(19,900)	(18,950)

Net loss	(9,950)	(15,400)	$(19,900)	$(18,950)

Per shares amounts:
Basic and diluted net loss	(0.02)	(0.03)	$(0.04)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	504,200	503,220	504,200	481,211

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	December 31, 2007	December 31, 2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(19,900)	$(18,950)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	18,000	0
Expenses paid by issuance of common stock	0	5,385
Increase (decrease) in accounts payable and accrued expenses	1,900	2,452
Cash flows used by operating activities	0	5,578

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Loans from related parties	0	5,578
Cash provided by financing activities	0	5,578

Change in cash	0	0
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See notes to unaudited interim financial statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
December 31, 2007

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

3. Reverse Stock Split

On December 27, 2007 the Company declared a reverse split of our common stock. The formula provided that every one hundred (100) issued and outstanding shares of common stock of the Company be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective January 25, 2008 for holders of record at December 27, 2007. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred July 1, 2006.

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