Form 10-Q
period 2008-03-31
PEREGRINE INDUSTRIES INC
filed 2008-05-15
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-27511

PEREGRINE INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

90 John Street, Suite 626, New York, NY	10038
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (646) 202-9679

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At March 31, 2008, the Registrant had 504,200 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES.	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	6
ITEM 1A.	RISK FACTORS	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	6
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	6
ITEM 5.	OTHER INFORMATION.	6
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and nine-month periods ended March 31, 2008 and 2007 are attached to this quarterly report.

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

We had operating expenses of $29,950 and $9,950 during the three-month periods ended March 31, 2008 and 2007, respectively, consisting mainly of accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

At March 31, 2008, we had no assets and $110,000 in liabilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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

/s/ Richard Rubin
Richard Rubin
   Chief Executive Officer, CFO and Chairman
  Dated: May 15, 2008

Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheet

	March 31, 2008	June 30, 2007
	(Unaudited)

Assets
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable - trade	$9,376	$6,526
Advances from and accruals due to related parties	101,000	54,000
Total current liabilities	$110,376	$60,526

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
504,200 issued and outstanding at March 31, 2008 and June 30, 2007	50	50
Additional paid in capital	137,834	137,834
Accumulated deficit	(248,260)	(198,410)
Total stockholders' deficiency	(110,376)	(60,526)
Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	0	0	$0	$0
Costs and Expenses:
General and administrative	29,950	9,950	49,850	28,900
Total costs and expenses	29,950	9,950	49,850	28,900

Loss before income taxes	(29,950)	(9,950)	(49,850)	(28,900)
Income taxes	0	0	0	0
Loss from operations	(29,950)	(9,950)	(49,850)	(28,900)

Net loss	(29,950)	(9,950)	$(49,850)	$(28,900)

Per shares amounts:
Basic and diluted net loss	(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	504,200	504,200	504,200	488,762

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(49,850)	$(28,900)
Adjustments required to reconcile net loss to cash used in operating activities:
Expenses paid by issuance of common stock	-	-
Fair value of services provided by related parties	47,000	25,000
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in accounts payable and accrued expenses	2,850	0
Cash flows used by operating activities	0	(3,900)

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common	0	0
Loans from related parties	0	3,900
Cash provided by financing activities	0	3,900

Change in cash	0	0
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See notes to unaudited interim financial statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
March 31, 2008

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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