Form 10-K
period 2008-06-30
PEREGRINE INDUSTRIES INC
filed 2008-09-29
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At June 30, 2008, the aggregate market value of the 36,258 common stock held by non-affiliates of the registrant was approximately $36,258 based on the asked price of the Registrants common stock on June 30, 2008.  At June 30, 2008, the Registrant had 524,200 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

TABLE OF CONTENTS

Item ____	Description _________	Page ____

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 1A.	RISK FACTORS RELATED TO OUR BUSINESS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
PLAN OF OPERATION
ITEM 7A.	QUANTITATIVEAND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Some of the statements contained in this Form 10-K of Peregrine Industries, Inc. (hereinafter the "Company", "We" or the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this registration statement, forward-looking statements are generally identified by the words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company's securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Important factors that may cause actual results to differ from projections include, for example:

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

    Selection of a target business and structuring of a business combination

Management owns 20.98% of the issued and outstanding shares and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS Back to Table of Contents

FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects", "anticipates", "targets", "goals", "projects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

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

THERE IS NO LIQUID MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED
The Registrant's common stock is subject to quotation on the NASDAQ Bulletin Board under the symbol PGID. There is currently no liquid trading market in our common stock. There can be no assurance that there will be a liquid trading market for our common stock following commencement of a new business. In the event that a liquid trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide sufficient liquidity to investors, or whether any trading market will be sustained.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. As of June 30, 2008, we had 524,200 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

As of the filing of this annual report on Form 10-K, there were no material unresolved comments from the staff of the Securities and Exchange Commission.

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

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended June 30, 2008, a majority of the Registrant's holder of common stock approved a one for hundred reverse split of the Company's common stock. The consenting stockholders are the record and beneficial owners of 324,000 shares of the Registrant's shares of common stock, which shares represent 64.26% of the issued and outstanding shares of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
Our common stock is currently quoted on the NASD Bulletin Board under the symbol PGID, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the NASD Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange.For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	High	Low	High	Low	High	Low
First Quarter ended September 30	$0.10	$0.05	$0.30	$0.0001	$0.0001	$0.0001
Second Quarter ended December 31	$0.05	$0.03	$0.10	$0.08	$0.0001	$0.0001
Third Quarter ended March 31	$0.04	$0.02	$0.10	$0.05	$0.0001	$0.0001
Fourth Quarter ended June 30	$0.04	$0.03	$0.10	$0.05	$0.0001	$0.0001

(b) As of June 30, 2008, our shares of common stock were held by approximately 180 stockholders. The transfer agent of our common stock is Florida Atlantic Stock Transfer, Inc.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
The Registrant has not issued any restricted shares of common stock during the fourth quarter 2008.

(e) Equity Compensation Plans
We have no equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

Operating Results Data:		2008		2007
Revenues	$		$
Net loss		0		0
Net loss per basic common shareholder		(70,300)		(51,222)
Basic weighted average common shares		(0.14)		(0.10)
		513,564		492,611
Financial Position Data:
Total assets		0		0
Total liabilities		110,826		60,526
Stockholders' equity

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATION Back to Table of Contents

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

Overview
Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At June 30, 2008, we had no cash assets and the Company had current liabilities of $110,826. We incurred $70,300 in general and administrative expenses during the year 2008 compared to $51,222 during 2007.

Liquidity and Capital Resources

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended June 30, 2008 and 2007 are attached to this annual report.

Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended June 30, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Richard Rubin	65	CEO, CFO and Chairman

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

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director has filed all reports required under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending June 30, 2008, 2007 and 2006.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All other Compensation ($)
Richard Rubin (1)	2008	24,000	-0-	-0-	-0-	-0-	-0-	-0-
	2007	24,000	-0-	-0-	-0-	-0-	-0-	-0-
	2006	24,000	-0-	-0-	-0-	-0-	-0-	-0-
(1) The Registrant's CEO receives annual compensation of $24,000, which compensation has been accrued.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

TEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2008. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Richard Rubin	110,000	20.98%
90 John Street, Suite 626
New York, NY 10038

Thomas J. Craft, Jr.	110,000	20.98%
5420 North Ocean Drive, Suite 1605
Singer Island, FL 33404

Ivo Heiden	104,000	19.84%
6399 Wilshire Blvd., Suite 1019
Los Angeles, CA 90048

Park Avenue Group, Inc.	57,000	10.87%
90 John Street, Suite 626
New York, NY 10038

Merrill Yarbrough	87,316	16.65%
2905 Via Napoli
Deerfield Beach, FL 33442
All Directors and Executive Officers as a Group (1 person)	110,000	20.98%

(1) Applicable percentage ownership is based on 524,200 shares of common stock outstanding as of June 30, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party. Transactions in this context relate to any transaction which exceeds $120,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ended June 30, 2008 and June 30, 2007.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended June 30, 2007 and 2006, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

Year Ended
	June 30, 2008	June 30, 2007
Audit fees (1)	$4,500	$4,000
Audit-related fees (2)	-	-
All other fees	-	-
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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
   Dated: September 29, 2008

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

Board of Directors and Shareholders
Peregrine Industries, Inc.
New York, NY

I have audited the accompanying balance sheet of Peregrine Industries, Inc. (the "Company") as of June 30, 2008 and 2007 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Industries, Inc. as of June 30, 2008 and 2007 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

September 29, 2008

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant FL, NY

Peregrine Industries, Inc.
Balance Sheet

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2008	June 30, 2007
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accountants payable-trade	$13,326	$6,526
Advances due to related party	97,500	54,000
Total current liabilities	110,826	60,526

Stockholders' deficiency:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at June 2008 and
504,200 issued and outstanding at June 2007	52	50
Additional paid in capital	157,832	137,834
Accumulated deficit	(268,710)	(198,410)
Stockholders' deficiency	(110,826)	(60,526)
Total Liabilities and Stockholders' deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Operations

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2008	June 30, 2007
Revenue	$0	$0
Costs and Expenses:
General and administrative	70,300	51,222
Total costs and expenses	70,300	51,222

Loss before income taxes	(70,300)	(51,222)
Income taxes	0	0
Loss from continuing operations	(70,300)	(51,222)

Net loss	$(70,300)	$(51,222)

Per share amounts:
Basic and diluted net loss	$(0.14)	$(0.10)

Weighted average shares outstanding (basic and diluted)	513,564	492,611

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Stockholders' Equity

	Common
		Common	Additional
		Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at June 30, 2006	459,220	$46	$65,838	$(147,188)
Stock issued for services due to related parties	45,000	5	71,996
Net loss				(51,222)
Balance at June 30, 2007	504,200	$50	137,834	(198,410)

Conversion of amounts due to related party	20,000	2	19,998
Net loss				(70,300)
Balance at June 30, 2008	524,200	$52	$157,832	$(268,710)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities:	$(70,300)	$(51,222)
Net loss
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	63,500	48,000
Expenses paid by related parties	-	3,222
Increase (decrease) in accounts payable and accrued expenses	6,800	-
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0
Cash advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

PEREGRINE INDUSTRIES, INC.
Background and
Significant Accounting Policies
June 30, 2008

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

Shell Entity

On March 29, 2004, the U.S. Bankruptcy Court confirmed the sale of the Peregrine corporate shell entity. The accounts of the former subsidiaries were not included in the sale and have not been carried forward. We are a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities.

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

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options therefore no charge is required for the year ended June 30, 2008. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2008 or 2007.

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, established a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted this standard effective July 1, 2008 and its adoption had no material effect on our financial position or results of operations in any period presented herein. In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. We adopted this standard effective July 1, 2008 and its adoption had no material effect on our financial position or results of operations in any period presented herein.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). The new standard is a revision of previous guidance with respect to the proper accounting for business combinations. SFAS 141R will be effective for our fiscal year beginning July 1, 2009 and early adoption is not permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). The new standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 will be effective for our fiscal year beginning July 1, 2009 and early adoption is not permitted. Our Company is currently evaluating whether SFAS 160 will have a material effect on its consolidated financial statements.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

Peregrine Industries, Inc.
Notes to Financial Statements
June 30, 2008

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

2. Income Taxes:

The Company has approximately $37,000 in net operating loss carryovers available to reduce future income taxes. We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that our net operating loss carry-forwards will not be utilized; therefore we have provided for a valuation allowance against the related deferred tax asset. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2008	2007
Following is a summary of the components giving rise to the deferred tax provision.
Currently payable:
Federal	$0	$0
State	0	0
Total currently payable	0	0
Deferred:
Federal	2,300	1,100
State	300	200
Total deferred	2,600	1,300
Less increase in allowance	(2,600)	(1,300)
Net deferred	0	0
Total income tax provision (benefit)	$0	$0

	2008	2007
Individual components giving rise to the deferred tax assets are as follows::
Future tax benefit arising from net operating loss carry forwards	$14,500	$11,900
Less valuation allowance	(14,500)	(11,900)
Net deferred	$0	$0

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

The Company is not a party to any leases and does not have any commitments

4. Stockholders' Equity:

Reverse Stock Split

On December 27, 2007 we declared a reverse split of our common stock. The formula provided that every one hundred (100) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective January 12, 2008 for holders of record at January 12, 2008. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred July 1, 2006.

Common Stock

In October 2006, we issued 45,000 (4,500,000 pre-reverse) shares of common stock to related parties to reflect the cost of services provided to our company to meet ongoing reporting and compliance obligations. The shares were valued at $0.016 per share for a total of $72,000 and are restricted as to transferability. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

In January, 2008, we issued 20,000 (2,000,000 pre-reverse) shares of common stock to Park Avenue Group as partial payment of services provided to our company to meet ongoing reporting and compliance obligations. The shares were valued at $01.00 per share for a total of $20,000 and are restricted as to transferability. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

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

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2008 or 2007.

5. Related Party Transactions not Disclosed Elsewhere:

Fair value of services:

The President provided, without cost to the Company, his services and use of office space & equipment collectively, valued at $3,000 per month. The total of these expenses was $36,000 for each year presented and was reflected in the statement of operations as general and administrative expenses.

An entity affiliated by common management provided report generation and filing services valued at $27,500 during 2008. This amount was also reflected in the statement of operations as general and administrative expenses.

Due Related Parties:

Amounts due related parties consist of:

• Expenses incurred in meeting ongoing disclosure and reporting requirements paid directly by principal shareholders and officers
• the fair value of services of management provided without cost
• and the fair value of services provided by an entity affiliated by common management

Such items due totaled $97,500 (increased by $63,500 in 2008 but reduced by $20,000 through the issuance of 20,000 shares of common stock January 11, 2008), and $54,000 at June 30, 2008 and 2007 respectively