Form 10-Q
period 2008-09-30
PEREGRINE INDUSTRIES INC
filed 2008-11-13
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

ý                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

&$168                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 0-27511

PEREGRINE INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

90 John Street, Suite 626	10038
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (212) 688-5688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No &$168

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer ¨	Accelerated filer ¨	Non-Accelerated filer ¨	Smaller reporting company x

At September 30, 2008, the Registrant had 524,200 shares of common stock outstanding.

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES.	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	6
ITEM 1A.	RISK FACTORS	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	6
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	6
ITEM 5.	OTHER INFORMATION.	6
ITEM 6.	EXHIBITS.	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's unaudited interim financial statements are attached hereto. Unaudited Interim Financial Statements

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

At September 30, 2008, we had no assets and $126,276 in liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit No.	Description
31	Certification of President and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of President and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Rubin
Richard Rubin
   CEO, CFO and Chairman
   Dated: November 12, 2008

Unaudited Interim Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets

	September 30, 2008	June 30, 2008
	(Unaudited)

Assets
Current assets:
Cash	$0	$0
Total current assets	0	0

Other assets	0	0
Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable - trade	$16,776	$13,326
Advances from and accruals due to related parties	109,500	97,500
Total current liabilities	126,276	110,826

Stockholders' deficiency:
Preferred stock, 5,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
524,200 issued and outstanding at September 30, 2008; and
524,200 issued and outstanding at June 30, 2008	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(284,160)	(268,710)
Total stockholders' deficiency	(126,276)	(110,826)

Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)

Revenue	$0	$0
Costs and expenses:
General and administrative	15,450	9,950
Total costs and expenses	15,450	9,950

Net loss	$(15,450)	$(9,950)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.03)	$(0.02)

Weighted average shares outstanding
Basic and diluted	524,000	504,200

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(15,450)	$(9,950)
Adjustments to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	12,000	9,000
Increase (decrease) in accounts payable and accrued expenses	3,450	950
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2008 Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

3. Related Party Transactions not Disclosed Elsewhere:

Due related parties and Fair value of services: The principal stockholders and management provided, without cost to the Company, services and office space. The total of these expenses was $12,000 for the three month period ended September 30, 2008, and was $9,000 for the three month period ended September 30, 2007. These expenses were reflected in the statement of operations as general and administrative expenses.

4. New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Our Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.