Form 10-Q
period 2009-03-31
PEREGRINE INDUSTRIES INC
filed 2009-05-20
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

On March 31, 2009, the Registrant had 524,200 shares of common stock outstanding.

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

We had operating expenses of $12,950 and $29,9500 during the three-month periods ended March 31, 2009 and 2008, respectively, consisting mainly of accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

On March 31, 2009, we had no assets and $152,176 in liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2009, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Exhibit No.	Description
31	Certification of CEO/CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Rubin
Richard Rubin
   CEO, CFO and Chairman
   Dated: May 20, 2009

Unaudited Interim Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets

	March 31, 2009	June 30, 2008
	(Unaudited)

Assets
Current assets:
Cash	$0	$0
Total current assets	0	0

Other assets	0	0
Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable - trade	$16,176	$13,326
Advances from and accruals due to related parties	136,000	97,500
Total current liabilities	152,176	110,826

Stockholders' deficiency:
Preferred stock, 5,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
524,200 issued and outstanding at March 31, 2009; and
524,200 issued and outstanding at June 30, 2008	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(310,060)	(268,710)
Total stockholders' deficiency	(152,176)	(110,826)

Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	0	0	$0	$0
Costs and Expenses:
General and administrative	12,950	29,950	41,350	49,850
Total costs and expenses	12,950	29,950	41,350	49,850

Loss before income taxes	(12,950)	(29,950)	(41,350)	(49,850)
Income taxes	0	0	0	0
Loss from operations	(12,950)	(29,950)	(41,350)	(49,850)

Net loss	(12,950)	(29,950)	$(41,350)	$(49,850)

Per shares amounts:
Basic and diluted net loss	(0.02)	(0.06)	$(0.08)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	524,200	504,200	524,200	504,200

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(41,350)	$(49,850)
Adjustments to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	36,000	47,000
Expenses paid by related parties	2,500	0
Increase (decrease) in accounts payable and accrued expenses	2,850	2,850
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

3. New Accounting Standards

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

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

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.