Form 10-K
period 2009-06-30
PEREGRINE INDUSTRIES INC
filed 2009-10-13
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2009, the aggregate market value of the 36,258 common stock held by non-affiliates of the registrant was approximately $36,258 based on the asked price of the Registrants common stock on June 30, 2009.  On June 30, 2009, the Registrant had 524,200 shares of common stock outstanding.

Indicate whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. As of June 30, 2009, we had 524,200 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 40 Wall Street, 28th Floor, New York, NY 10005. The office facilities consist of approximately 300 square feet of executive office space and are leased from a related party. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity or consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
Our common stock is currently quoted on the NASD Bulletin Board under the symbol PGID, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the NASD Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	High	Low	High	Low	High	Low
First Quarter ended September 30	$1.01	$1.01	$0.10	$0.05	$0.30	$0.0001
Second Quarter ended December 31	$1.01	$1.01	$0.05	$0.03	$0.10	$0.08
Third Quarter ended March 31	$0.30	$0.25	$0.04	$0.02	$0.10	$0.05
Fourth Quarter ended June 30	$0.30	$0.25	$0.04	$0.03	$0.10	$0.05

(b) As of June 30, 2009, our shares of common stock were held by approximately 180 stockholders. The transfer agent of our common stock is Florida Atlantic Stock Transfer, Inc.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
The Registrant has not issued any restricted shares of common stock during the fourth quarter 2009.

(e) Equity Compensation Plans
We have no equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

Operating Results Data:	2009	2008
Revenues	$0	$0
Net loss	(54,300)	(70,300)
Net loss per basic common shareholder	(0.10)	(0.14)
Basic weighted average common shares	524,200	513,564

Financial Position Data:
Total assets	0	0
Total liabilities	165,126	110,826
Stockholders' equity (deficiency)	(165,126)	(110,826)

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

Overview
Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. On June 30, 2009, we had no cash assets and the Company had current liabilities of $165,126. We incurred $54,300 in general and administrative expenses during the year 2009 compared to $70,300 during 2008.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended June 30, 2009 and 2008 are attached to this annual report.

Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended June 30, 2009.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Richard Rubin	66	CEO, CFO and Chairman

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending June 30, 2009, 2008 and 2007.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All other Compensation ($)
Richard Rubin (1)	2009	24,000	-0-	-0-	-0-	-0-	-0-	-0-
	2008	24,000	-0-	-0-	-0-	-0-	-0-	-0-
	2007	24,000	-0-	-0-	-0-	-0-	-0-	-0-
(1) The Registrant's CEO receives annual compensation of $24,000, which compensation has been accrued.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

TEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2009. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Richard Rubin	110,000	20.98%
40 Wall Street, 28th Floor
New York, NY 10005

Thomas J. Craft, Jr.	110,000	20.98%
5420 North Ocean Drive, Suite 1605
Singer Island, FL 33404

Ivo Heiden	104,000	19.84%
6399 Wilshire Blvd., Suite 1019
Los Angeles, CA 90048

Park Avenue Group, Inc.	57,000	10.87%
40 Wall Street, 28th Floor
New York, NY 10005

Merrill Yarbrough	87,316	16.65%
2905 Via Napoli
Deerfield Beach, FL 33442
All Directors and Executive Officers as a Group (1 person)	110,000	20.98%

(1) Applicable percentage ownership is based on 524,200 shares of common stock outstanding as of June 30, 2009.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ended June 30, 2009 and June 30, 2008.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended June 30, 2009 and 2008, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

Year Ended
	June 30, 2009	June 30, 2008
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	-	-
All other fees	-	-
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
   Dated: October 13, 2009

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

Board of Directors and Shareholders
Peregrine Industries, Inc.
New York, NY

I have audited the accompanying balance sheet of Peregrine Industries, Inc. (the "Company") as of June 30, 2009 and 2008 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Industries, Inc. as of June 30, 2009 and 2008 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

October 13, 2009

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant FL, NY

Peregrine Industries, Inc.
Balance Sheet

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2009	June 30, 2008
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable-trade	$17,126	$13,326
Advances due to related party	148,000	97,500
Total current liabilities	165,126	110,826

Stockholders' deficiency:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
504,200 issued and outstanding at June 30, 2009 and 2008	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(323,010)	(268,710)
Stockholders' deficiency	(165,126)	(110,826)
Total Liabilities and Stockholders' deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Operations

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2009	June 30, 2008
Revenue	$0	$0
Costs and Expenses:
General and administrative	54,300	70,300
Total costs and expenses	54,300	70,300

Loss before income taxes	(54,300)	(70,300)
Income taxes	0	0
Loss from operations	(54,300)	(70,300)

Net loss	$(54,300)	$(70,300)

Per share amounts:
Basic and diluted net loss	$(0.10)	$(0.14)

Weighted average shares outstanding (basic and diluted)	524,200	513,564

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Stockholders' Equity

	Common
		Common	Additional
		Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at June 30, 2006	459,220	$46	$65,838	$(147,188)
Stock issued for services due to related parties	45,000	5	71,996
Net loss				(51,222)
Balance at June 30, 2007	504,200	$50	137,834	(198,410)
Conversion of amounts due to related party	20,000	2	19,998
Net loss				(70,300)
Balance at June 30, 2008	504,200	$50	157,832	(268,710)
Net loss				(54,300)
Balance at June 30, 2009	524,200	$52	$157,832	$(323,010)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities:	$(54,300)	$(70,300)
Net loss
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	48,000	63,500
Expenses paid by related parties	2,500	-
Increase (decrease) in accounts payable and accrued expenses	3,800	6,800
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0
Cash advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

PEREGRINE INDUSTRIES, INC.
Background and
Significant Accounting Policies
June 30, 2009

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

Fair Value Accounting: On July 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) (as amended by FSP No. 157-2), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until our fiscal year beginning July 1, 2009, and interim periods within those fiscal years. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In addition, on July 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We did not elect to use the fair value option.  Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. We consummated a 1:100 reverse split on December 27, 2007 effective January 12, 2008. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred July 1, 2006.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2009 or 2008.

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

In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on July 1, 2007.

We file a federal and state income tax return. The Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2007.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2009 and June 30, 2008.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on June 30, 2009. SFAS 165 affects disclosures only.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Peregrine Industries, Inc.
Notes to Financial Statements
June 30, 2009

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

2. Income Taxes:

The Company has approximately $43,000 in net operating loss carryovers available to reduce future income taxes. We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that our net operating loss carry-forwards will not be utilized; therefore we have provided for a valuation allowance against the related deferred tax asset. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2009	2008
Following is a summary of the components giving rise to the deferred tax provision.
Currently payable:
Federal	$0	$0
State	0	0
Total currently payable	0	0
Deferred:
Federal	2,100	2,300
State	300	300
Total deferred	2,400	2,600
Less increase in allowance	(2,400)	(2,600)
Net deferred	0	0
Total income tax provision (benefit)	$0	$0

	2009	2008
Individual components giving rise to the deferred tax assets are as follows::
Future tax benefit arising from net operating loss carry forwards	$17,000	$14,500
Less valuation allowance	(17,000)	(14,500)
Net deferred	$0	$0

Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization. The Company is not under examination by any jurisdiction for any tax year. At December 31, 2008 and December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

Common Stock

In January, 2008, we issued 20,000 shares of common stock to Park Avenue Group as partial payment of services provided to our company to meet ongoing reporting and compliance obligations. The shares were valued at $01.00 per share for a total of $20,000 and are restricted as to transferability. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Preferred Stock

The articles of incorporation were amended in September, 1998 to authorize the issuance of 5,000,000 shares of preferred stock with a par value of $.0001 per share.

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2009 or 2008.

5. Related Party Transactions not Disclosed Elsewhere:

Fair value of services:

The President provided, without cost to the Company, his services and use of office space & equipment collectively, valued at $1,000 per month. The total of these expenses was $12,000 for each year presented and was reflected in the statement of operations as general and administrative expenses.

An entity affiliated by common management provided report generation and filing services valued at $12,000 during 2009 and $27,500 during 2008. This amount was also reflected in the statement of operations as general and administrative expenses.

Due Related Parties:

Amounts due related parties consist of:

• Expenses incurred in meeting ongoing disclosure and reporting requirements paid directly by principal shareholders and officers
• the fair value of services of management provided without cost
• and the fair value of services provided by an entity affiliated by common management

Such items due totaled $148,000 at June 30, 2009 and $97,500 at June 30, 2008 (increased by $63,500 in 2008 but reduced by $20,000 through the issuance of 20,000 shares of common stock January 11, 2008).