Form 10-Q
period 2009-09-30
PEREGRINE INDUSTRIES INC
filed 2009-11-13
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 0-27511

PEREGRINE INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

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

On September 30, 2009, the Registrant had 524,200 shares of common stock outstanding.

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

We had operating expenses of $17,950 and $15,450 during the three-month periods ended September 30, 2009 and 2008, respectively, consisting mainly of accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

On September 30, 2009, we had no assets and $183,076 in liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2009, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

/s/ Richard Rubin
Richard Rubin
   CEO, CFO and Chairman
   Dated: November 13, 2009

Unaudited Interim Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets

	September 30, 2009	June 30, 2009
	(Unaudited)

Assets
Current assets:
Cash	$0	$0
Total current assets	0	0

Other assets	0	0
Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable - trade	$20,076	$17,126
Advances from and accruals due to related parties	163,000	148,000
Total current liabilities	183,076	165,126

Stockholders' deficiency:
Preferred stock, 5,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
524,200 issued and outstanding at September 30, 2009; and
524,200 issued and outstanding at June 30, 2009	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(340,960)	(323,010)
Total stockholders' deficiency	(183,076)	(165,126)

Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)

Revenue	$0	$0
Costs and expenses:
General and administrative	17,950	15,450
Total costs and expenses	17,950	15,450

Net loss	$(17,950)	$(15,450)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted	524,200	524,200

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(17,950)	$(15,450)
Adjustments to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	15,000	12,000
Increase (decrease) in accounts payable and accrued expenses	2,950	3,450
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
September 30, 2009

1. Basis of Presentation

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. On March 29, 2004, the U.S. Bankruptcy Court confirmed the sale of the Peregrine corporate shell entity. The accounts of the former subsidiaries were not included in the sale and have not been carried forward.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2009 Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

5. Related Party Transactions not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder, cash advances made to the company as well as the fair value of services provided without cost and the use of office space provided without cost. Such items totaled $163,000 at September 30, 2009. We expensed the fair value of services by an accrual of $15,000 for the three month interim period ended September 30, 2009.