Form 10-Q
period 2009-12-31
PEREGRINE INDUSTRIES INC
filed 2010-02-16
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On December 31, 2009, the Registrant had 524,200 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES.	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	6
ITEM 1A.	RISK FACTORS	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	6
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	6
ITEM 5.	OTHER INFORMATION.	6
ITEM 6.	EXHIBITS	6

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

We had operating expenses of $16,950 and $12,950 during the three-month periods ended December 31, 2009 and 2008, respectively, consisting mainly of accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

On December 31, 2008, we had no assets and $200,026 in liabilities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Richard Rubin
Richard Rubin
   CEO, CFO and Chairman
   Dated: February 16, 2010

Unaudited Interim Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets

	Decemebr 30, 2009	June 30, 2009
	(Unaudited)

Assets
Current assets:
Cash	$0	$0
Total current assets	0	0

Other assets	0	0
Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable - trade	$21,026	$17,126
Advances from and accruals due to related parties	179,000	148,000
Total current liabilities	200,026	165,126

Stockholders' deficiency:
Preferred stock, 5,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
524,200 issued and outstanding at December 31, 2009; and
524,200 issued and outstanding at June 30, 2009	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(357,910)	(323,010)
Total stockholders' deficiency	(200,026)	(165,126)

Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	16,950	12,950	34,900	15,450
Total costs and expenses	16,950	12,950	34,900	15,450

Net loss	(16,950)	$(12,950)	$(34,900)	$(15,450)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.03)	$(0.02)	$(0.07)	$(0.05)

Weighted average shares outstanding
Basic and diluted	524,200	524,200	524,200	524,200

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(34,900)	$(28,400)
Adjustments to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	31,000	24,000
Expenses paid by related parties	-	2,500
Increase (decrease) in accounts payable and accrued expenses	3,900	1,900
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

5. Related Party Transactions not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder, cash advances made to the company as well as the fair value of services provided without cost and the use of office space provided without cost. Such items totaled $179,000 at December 31, 2009. We expensed the fair value of services by an accrual of $16,000 for the three month interim period ended December 31, 2009.