Form 10-Q
period 2010-03-31
PEREGRINE INDUSTRIES INC
filed 2010-05-12
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

On March 31, 2010, the Registrant had 524,200 shares of common stock issued and outstanding.

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

We had operating expenses of $16,950 and $12,950 during the three-month periods ended March 31, 2010 and 2009, respectively, consisting mainly of accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

On March 31, 2010, we had no assets and $216,976 in liabilities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Richard Rubin
Richard Rubin
   CEO, CFO and Chairman
   Dated: May 12, 2010

Unaudited Interim Financial Statements Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets

	March 31, 2010	June 30, 2009
	(Unaudited)

Assets
Current assets:
Cash	$0	$0
Total current assets	0	0

Other assets	0	0
Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable - trade	$21,976	$17,126
Advances from and accruals due to related parties	195,000	148,000
Total current liabilities	216,976	165,126

Stockholders' deficiency:
Preferred stock, 5,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
524,200 issued and outstanding at March 31, 2010; and
524,200 issued and outstanding at June 30, 2009	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(374,860)	(323,010)
Total stockholders' deficiency	(216,976)	(165,126)

Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	16,950	12,950	51,850	41,350
Total costs and expenses	16,950	12,950	51,850	41,350

Net loss	(16,950)	$(12,950)	$(51,850)	$(41,350)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.03)	$(0.02)	$(0.10)	$(0.08)

Weighted average shares outstanding
Basic and diluted	524,200	524,200	524,200	524,200

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(51,850)	$(41,350)
Adjustments to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	47,000	36,000
Expenses paid by related parties	-	2,500
Increase (decrease) in accounts payable and accrued expenses	4,850	2,850
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

5. Related Party Transactions not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder, cash advances made to the company as well as the fair value of services provided without cost and the use of office space provided without cost. Such items totaled $195,000 at March 31, 2010. We expensed the fair value of services by an accrual of $16,000 for the three month interim period ended March 31, 2010.