Form 10-K
period 2010-06-30
PEREGRINE INDUSTRIES INC
filed 2010-10-07
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2010, the aggregate market value of the 36,258 common stock held by non-affiliates of the registrant was approximately $36,258 based on the bid price of the Registrants common stock on June 30, 2010.  On June 30, 2010, the Registrant had 524,200 shares of common stock outstanding.

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

    Selection of a target business and structuring of a business combination

Officers and directors owns 40.62% of the issued and outstanding shares and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

Employees

Mr. Rubin, our CEO and CFO, is our sole executive officer. Mr. Rubin is not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to the Company's affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

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

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	High	Low	High	Low	High	Low
First Quarter ended September 30	$1.01	$1.01	$0.10	$0.05	$0.30	$0.0001
Second Quarter ended December 31	$1.01	$1.01	$0.05	$0.03	$0.10	$0.08
Third Quarter ended March 31	$0.30	$0.25	$0.04	$0.02	$0.10	$0.05
Fourth Quarter ended June 30	$0.30	$0.25	$0.04	$0.03	$0.10	$0.05

(b) As of June 30, 2010, our shares of common stock were held by approximately 180 stockholders of record. The transfer agent of our common stock is Pacific Stock Transfer.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
The Registrant has not issued any restricted shares of common stock during the fourth quarter ended June 30, 2010.

(e) Equity Compensation Plans
We have no equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

Operating Results Data:	2010	2009
Revenues	$0	$0
Net loss	(71,725)	(54,300)
Net loss per basic common shareholder	(0.14)	(0.10)
Basic weighted average common shares	524,200	524,200

Financial Position Data:
Total assets	0	0
Total liabilities	236,851	165,126
Stockholders' equity (deficiency)	(236,851)	(165,126)

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

Overview
Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. On June 30, 2010, we had no cash assets and the Company had current liabilities of $41,851. We incurred $68,800 in general and administrative expenses during the year 2010 compared to $54,300 during 2009.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have qualified our audit opinion for the year ended June 30, 2010 based on going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended June 30, 2010 and 2009 are attached to this annual report.

Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended June 30, 2010.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of June 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Richard Rubin	67	CEO, CFO and Chairman
Ivo Heiden	43	Director

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

Ivo Heiden, 43, Director of the Registrant, has been a director of the Registrant since December 2009. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service and reorganizing distressed public companies. Mr. Heiden was CEO and Chairman of St. Lawrence Energy Corp., a public reporting company, from January 2005 until December 2007. Mr. Heiden served as a director of Jeantex Group, a public reporting company from August 2002 to September 2003. Mr. Heiden is CEO, CFO and Chairman of Zaxis International, Inc., a public reporting company trading on the NASDAQ BB.

Our directors holds office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Officers are appointed by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time. Our director, officer, affiliates or promoters has not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending June 30, 2010, 2009 and 2008.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All other Compensation ($)
Richard Rubin (1)	2010	24,000	-0-	-0-	-0-	-0-	-0-	-0-
	2009	24,000	-0-	-0-	-0-	-0-	-0-	-0-
	2008	24,000	-0-	-0-	-0-	-0-	-0-	-0-
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

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Richard Rubin, CEO and Chairman	110,000	20.98%
40 Wall Street, 28th Floor
New York, NY 10005

Thomas J. Craft, Jr.	110,000	20.98%
5420 North Ocean Drive, Suite 1605
Singer Island, FL 33404

Ivo Heiden, Director	104,000	19.84%
6399 Wilshire Blvd., Suite 1019
Los Angeles, CA 90048

Park Avenue Group, Inc.	57,000	10.87%
40 Wall Street, 28th Floor
New York, NY 10005

Merrill Yarbrough	87,316	16.65%
2905 Via Napoli
Deerfield Beach, FL 33442
All Directors and Executive Officers as a Group (2 persons)	214,000	40.82%

(1) Applicable percentage ownership is based on 524,200 shares of common stock outstanding as of June 30, 2010.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed ABBM Group Ltd LLP as independent public accountant for the fiscal year ended June 30, 2010 and the financial statements for the year ended June 30, 2009 were audited by Michael F. Cronin, CPA.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by ABBM Group Ltd LLP and Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended June 30, 2010 and 2009, and fees billed for other services rendered by ABBM Group Ltd LLP and Michael F. Cronin, CPA during those periods.

Year Ended
	June 30, 2010	June 30, 2009
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	-	-
All other fees	-	-
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
   Dated: October 7, 2010

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

TO THE DIRECTORS AND STOCKHOLDER OF PEREGRINE INDUSTRIES, INC:

We have audited the accompanying balance sheet of Peregrine Industries, Inc. (“the Company”) as of June 30, 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Industries, Inc at June 30, 2010, and the related results of their operations and cash flows for the year ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a loss of $71,725 during the year ended June 30, 2010 and, as of June 30, 2010 the Company’s current liabilities exceeded its current assets by $41,351. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund future operations through additional loans, but has no binding obligation to do so. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ABBM Group Ltd LLP

Houston, Texas 77060

September 27, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

Board of Directors and Shareholders
Peregrine Industries, Inc.
New York, NY

I have audited the accompanying balance sheet of Peregrine Industries, Inc. (the "Company") as of June 30, 2009 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Industries, Inc. as of June 30, 2009 and the results of its operations, its cash flows and changes in stockholders' deficiency for the year then ended in conformity with accounting principles generally accepted in the United States.

October 13, 2009

/s/ Michael F. Cronin
Michael F. Cronin

Certified Public Accountant, NY FL

Rochester, NY

Peregrine Industries, Inc.
Balance Sheet

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2010	June 30, 2009
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable-trade	$22,926	$17,126
Accrued expenses	2,925	-
Advances due to related party	16,000	148,000
Total current liabilities	41,851	165,126

Convertible notes, related parties	195,000	-

Stockholders' deficiency:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
504,200 issued and outstanding at June 30, 2010 and 2009	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(394,735)	(323,010)
Stockholders' deficiency	(236,851)	(165,126)
Total Liabilities and Stockholders' deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Operations

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2010	June 30, 2009
Revenue	$0	$0
Costs and Expenses:
General and administrative	68,800	54,300
Interest expenses	2,925	-
Total costs and expenses	71,725	54,300

Loss before income taxes	(71,725)	(54,300)
Income taxes	0	0
Loss from operations	(71,725)	(54,300)

Net loss	$(71,725)	$(54,300)

Per share amounts:
Basic and diluted net loss	$(0.14)	$(0.10)

Weighted average shares outstanding (basic and diluted)	524,200	524,200

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Stockholders' Equity

	Common
		Common	Additional
		Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at June 30, 2007	504,200	$50	137,834	(198,410)
Conversion of amounts due to related party	20,000	2	19,998
Net loss				(70,300)
Balance at June 30, 2008	504,200	$50	157,832	(268,710)
Net loss				(54,300)
Balance at June 30, 2009	504,200	$50	157,832	(268,710)
Net loss				(71,725)
Balance at June 30, 2010	524,200	$52	$157,832	$(394,735)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities:	$(71,725)	$(54,300)
Net loss
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	63,000	48,000
Expenses paid by related parties	-	2,500
Increase (decrease) in accounts payable and accrued expenses	8,725	3,800
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0
Cash advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

PEREGRINE INDUSTRIES, INC.
Background and
Significant Accounting Policies
June 30, 2010

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

Bankruptcy Proceedings

On June 4, 2002, the Company filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 02-24188). On September 4, 2002, the bankruptcy proceedings were converted to Chapter 7 for liquidation of the Company’s business. As a result of the conversion of the Company's reorganization to a case under Chapter 7, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all of the assets.

Shell Entity

On March 29, 2004, the U.S. Bankruptcy Court confirmed the sale of the Peregrine corporate shell entity. The accounts of the former subsidiaries were not included in the sale and have not been carried forward. We are a public shell company, defined as an inactive, publicly-quoted company with only nominal assets and liabilities.

Basis of Presentation:

We adopted "fresh-start" accounting as of September 5, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

Significant Accounting Policies:

Use of Estimates : The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents : For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

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

Valuation of Long-Lived Assets : We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation , and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services . All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

Fair Value of Financial Instruments : Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share : Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. We consummated a 1:100 reverse split on December 27, 2007 effective January 12, 2008. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred July 1, 2006.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2010 or 2009.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2010 and June 30, 2009.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock : We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock . This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on June 30, 2009. SFAS 165 affects disclosures only .

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Peregrine Industries, Inc.
Notes to Financial Statements
June 30, 2010

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

2. Income Taxes:

The Company has a net operating loss carryovers available to reduce future income taxes. We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that our net operating loss carry-forwards will not be utilized. Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization. The Company is not under examination by any jurisdiction for any tax year. At June 30, 2010 and June 30, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

The Company is not a party to any leases and does not have any commitments

4. Stockholders' Equity:

Reverse Stock Split

On December 27, 2007, the Company’s board of directors declared and authorized red a reverse split of our common stock. The formula provided that every one hundred (100) issued and outstanding shares of common stock of the Company be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective January 12, 2008 for holders of record at January 12, 2008. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred July 1, 2006.

Common Stock

In January, 2008, we issued 20,000 shares of common stock to Park Avenue Group as partial payment of services provided to our company to meet ongoing reporting and compliance obligations. The shares were valued at $1.00 per share for a total of $20,000 and are restricted as to transferability. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Preferred Stock

The articles of incorporation were amended in September, 1998 to authorize the issuance of 5,000,000 shares of preferred stock with a par value of $.0001 per share.

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2010 or 2009.

5. Convertible Note to Related Party:

In April 2010, we issued one convertible promissory note in the amount of $97,500 to our President and one convertible promissory note in the amount of $97,500 to a director. The note bear interests at 12% per annum until paid or converted. Interest is payable upon the maturity date (June 30, 2011). The initial conversion rate is $0.10 per share (subject to standard anti-dilution provisions). The note formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years.

The convertible debt securities were issued with a non-detachable conversion feature. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

In accordance SFAS No. 133, we evaluate that the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option (if applicable), and the redemption option (collectively, the debt features) contained in the terms governing the Note to determine whether they are or are not clearly and closely related to the characteristics of the Note. Accordingly, if the features qualify as embedded derivative instruments at issuance and, furthermore if they do or do not qualify for any scope exception within SFAS No. 133 (paragraphs 12-32), then they are required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

The values ascribed to the note, the conversion feature of the note, other potential embedded derivative features, and common stock follow the guidance of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ; and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments .. The Company considered the embedded conversion feature and its effect based on EITF Issue No. 00-19. In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and the embedded conversion feature, be bifurcated, and initially recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations.

In accordance with the FASB Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” because the effective conversion price exceeds the stock price on the valuation date, we determined that the convertible notes did not contains an embedded beneficial conversion feature.

6. Related Party Transactions not Disclosed Elsewhere:

Fair value of services:

The President provided, without cost to the Company, his services and use of office space & equipment collectively, valued at $3,000 per month. The total of these expenses was $36,000 for the year 2010 and was reflected in the statement of operations as general and administrative expenses.

The Company’s non-executive director who was appointed to the board of directors on December 7, 2009, is entitled to receive compensation of $1,000 per month for a total of $3,000 during year ended June 30, 2010.

An entity affiliated by common management to the Company provided securities compliance services related to SEC filing services valued at $24,000 during 2010 and $12,000 during 2009. This amount was also reflected in the statement of operations as general and administrative expenses.

Due Related Parties:

Amounts due related parties consist of:

- Expenses incurred in meeting ongoing disclosure and reporting requirements paid directly by principal shareholders and officers
- the fair value of services of management provided without cost
- and the fair value of services provided by an entity affiliated by common management

Such items due totaled $211,000 at June 30, 2010 and $148,000 at June 30, 2009, or an increase of $63,000 compared to June 30, 2009.

7. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $394,735 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2010, all of which raise substantial doubt about the Company's ability to continue as a going concern.