Form 10-Q
period 2010-12-31
PEREGRINE INDUSTRIES INC
filed 2011-02-15
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

On December 31, 2010, the Registrant had 524,200 shares of common stock outstanding.

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

We had operating expenses of $19,875 and $16,950 during the three-month periods ended December 31, 2010 and 2009, respectively, consisting mainly of accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

On December 31, 2010, we had no assets and $278,601 in liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2010, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

/s/ Richard Rubin
Richard Rubin
   CEO, CFO and Chairman
   Dated: February 15, 2011

Peregrine Industries, Inc.
Balance Sheet
Back to Table of Contents

	December 31, 2010	Fiscal Year Ended
	(Unaudited)	June 30, 2010
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable-trade	$26,826	$22,926
Accrued expenses	8,775	2,925
Advances due to related party	48,000	16,000
Total current liabilities	83,601	41,851

Convertible notes, related parties	195,000	195,000
Total liabilities	$278,601	$236,851

Stockholders' deficiency:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at December 31, 2010 and June 30, 2010	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(436,485)	(394,735)
Stockholders' deficiency	(278,601)	(236,851)
Total Liabilities and Stockholders' deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	16,950	16,950	35,900	34,900
Interest expense	2,925	0	5,850	0
Total costs and expenses	19,875	16,950	41,750	34,900

Net loss	(19,875)	$(16,950)	$(41,750)	$(34,900)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.03)	$(0.03)	$(0.08)	$(0.07)

Weighted average shares outstanding
Basic and diluted	524,200	524,200	524,200	524,200

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(41,750)	$(34,900)
Adjustments to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	32,000	31,000
Increase (decrease) in accounts payable and accrued expenses	9,750	3,900
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
December 31, 2010

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six-month periods ended December 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

5. Related Party Transactions not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder, cash advances made to the company as well as the fair value of services provided without cost and the use of office space provided without cost. Such items totaled $243,000 at December 31, 2010. We expensed the fair value of services by an accrual of $32,000 for the six month interim period ended December 31, 2010.

6. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $436,485 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2010, all of which raise substantial doubt about the Company's ability to continue as a going concern.