Form 10-Q
period 2011-03-31
PEREGRINE INDUSTRIES INC
filed 2011-05-11
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

On March 31, 2011, the Registrant had 524,200 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheet

	March 31, 2011	Fiscal Year Ended
	(Unaudited)	June 30, 2010
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable-trade	$27,776	$22,926
Accrued interest expenses	11,700	2,925
Advances from and accruals due to related party	64,000	16,000
Total current liabilities	103,476	41,851

Convertible notes, related parties	195,000	195,000
Total liabilities	$298,476	$236,851

Stockholders' deficiency:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at March 31, 2011 and June 30, 2010	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(456,360)	(394,735)
Stockholders' deficiency	(298,476)	(236,851)
Total Liabilities and Stockholders' deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	16,950	16,950	55,775	51,850
Total costs and expenses	16,950	16,950	55,775	51,850

Interest expenses	2,925	0	8,775	0

Net loss	(19,875)	$(16,950)	$(64,550)	$(51,850)

Earnings (loss) per share, basic	$(0.04)	$(0.03)	$(0.12)	$(0.10)

Weighted average number of shares outstanding	524,200	524,200	524,200	524,200

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(64,550)	$(51,850)
Adjustments to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	48,000	47,000
Increase (decrease) in accounts payable and accrued expenses	16,550	4,850
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
March 31, 2011 Back to Table of Contents

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

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine-month periods ended March 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

5. Related Party Transactions not Disclosed Elsewhere

Amounts due to related parties consist of corporate expenses paid by the principal shareholder, cash advances made to the company as well as the fair value of services provided without cost and the use of office space provided without cost. Such items totaled $64,000 at March 31, 2011. We expensed the fair value of services by an accrual of $16,000 for the nine-month period ended March 31, 2011.

6. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $456,360 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2011, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

We had operating expenses of $19,875 and $16,950 during the three-month periods ended March 31, 2011 and 2010, respectively, consisting mainly of accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

On March 31, 2011, we had no assets and $298,476 in liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2011, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: May 11, 2011