Form 10-K
period 2011-06-30
PEREGRINE INDUSTRIES INC
filed 2011-10-04
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2011, the aggregate market value of the 36,258 common stock held by non-affiliates of the registrant was approximately $36,258 based on the bid price of the Registrants common stock on June 30, 2011.  On June 30, 2011, the Registrant had 524,200 shares of common stock outstanding.

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

THERE IS NO LIQUID MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED
The Registrant's common stock is subject to quotation on the FINRA Bulletin Board under the symbol PGID. There is currently no liquid trading market in our common stock. There can be no assurance that there will be a liquid trading market for our common stock following commencement of a new business. In the event that a liquid trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide sufficient liquidity to investors, or whether any trading market will be sustained.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. As of June 30, 2011, we had 524,200 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
Our common stock is currently quoted on the FINRA Bulletin Board under the symbol PGID, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the FINRA Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	High	Low	High	Low	High	Low
First Quarter ended September 30	$3.99	$0.11	$0.10	$0.05	$0.30	$0.0001
Second Quarter ended December 31	$1.01	$0.11	$0.05	$0.03	$0.10	$0.08
Third Quarter ended March 31	$1.01	$0.11	$0.04	$0.02	$0.10	$0.05
Fourth Quarter ended June 30	$1.55	$1.01	$0.04	$0.03	$0.10	$0.05

(b) As of June 30, 2011, our shares of common stock were held by approximately 180 stockholders of record. The transfer agent of our common stock is Pacific Stock Transfer.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
The Registrant has not issued any restricted shares of common stock during the fourth quarter ended June 30, 2011.

(e) Equity Compensation Plans
We have no equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

Operating Results Data:	2011	2010
Revenues	$0	$0
Net loss	(70,420)	(71,725)
Net loss per basic common shareholder	(0.13)	(0.14)
Basic weighted average common shares	524,200	524,200

Financial Position Data:
Total assets	0	0
Total liabilities	(307,271)	236,851
Stockholders' equity (deficiency)	(307,271)	(236,851)

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

Overview
Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. On June 30, 20, we had no cash assets and the Company had current liabilities of $112,271. We incurred $69,800 in general and administrative expenses during the year 2011 compared to $68,800 during 2010. We recorded $22,780 in other income during the fourth quarter in connection with a forgiveness of payables.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

McConnell & Jones LLP
Report of Independent Registered Public Accounting Firm

To the Board of Directors Peregrine Industries, Inc

We have audited the accompanying balance sheet of Peregrine Industries, Inc (“The Company”) as of June 30, 2011, and the related statements of operations, shareholders' deficit, and cash flows for the year ended June 30, 2011.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Industries as of June 30, 2011 and the results of its operations and their cash flows for the year ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 7 of the financial statements, the Company incurred a loss of $70,420 and no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas
September 29, 2011

3040 Post Oak Blvd., Suite 1600
Houston, TX 77056
Phone: 713.968.1600
Fax: 713.968.1601

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

ABBM Group Ltd LLP

Houston, Texas 77060

September 27, 2010

Peregrine Industries, Inc.
Balance Sheet

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2010	June 30, 2009
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable-trade	$5,946	$22,926
Accrued interest expenses	26,325	2,925
Advances due to related party	80,000	16,000
Total current liabilities	112,271	41,851

Convertible notes, related parties	195,000	195,000

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
504,200 issued and outstanding at June 30, 2011 and 2010	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(465,155)	(394,735)
Stockholders' deficit	(307,271)	(236,851)
Total Liabilities and Stockholders' deficit	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Operations

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2011	June 30, 2010
Revenue	$0	$0
Costs and Expenses:
General and administrative	69,800	68,800
Interest expenses	23,400	2,925
Total costs and expenses	93,200	71,725

Other income	22,780	0

Net loss	$(70,420)	$(71,725)

Per share amounts:
Basic and diluted net loss	$(0.13)	$(0.14)

Weighted average shares outstanding (basic and diluted)	524,200	524,200

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statement of Stockholders' Equity

	Common
		Common	Additional
		Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at June 30, 2009	524,200	$52	157,832	(323,010)
Net loss				(71,725)
Balance at June 30, 2010	524,200	$52	157,832	(394,735)
Net loss				(70,420)
Balance at June 30, 2011	524,200	$52	$157,832	$(465,155)

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statement of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities:	$(70,420)	$(71,725)
Net loss
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	64,000	63,000
Expenses paid by related parties	-	-
Increase (decrease) in accounts payable and accrued expenses	6,420	8,725
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0
Cash advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See accompanying notes to the financial statements.

PEREGRINE INDUSTRIES, INC.
Notes to the Financial Statements
June 30, 2011

Note 1. The Company

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. The Company was formerly located in Deerfield Beach, Florida. Products were primarily sold throughout the United States, Canada, and Brazil. In September 1998, the Company formed a wholly-owned subsidiary, Alcool, Inc., in Montgomery, Alabama, in order to expand its manufacturing capacity and product line. Canadian operations were conducted through a wholly owned subsidiary Thermopompe Peregrine Heat Pump, a Quebec corporation. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. At present, the Company has no business operations and is deemed to be a shell company.

Note 2. Basis of Presentation:

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Accounting Policies

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

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with Accounting Standard Codification (“ASC”) 505-50, Accounting for Stock-Based Compensation , . All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

We adopted ASC #505-50 using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of ASC #505-50 apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options therefore no charge is required for the year ended June 30, 2011. ASC #505-50 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC #505-50 required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt ASC 505-50 using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Fair Value of Financial Instruments : ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011.These financial instruments include, accounts payable, and accrued expenses,. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share : Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2011 or 2010.

Income Taxes: The Company accounts for income taxes in accordance with ASC # 740, "Accounting for Income Taxes," which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on July 1, 2007.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2011 and June 30, 2010.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption of the new guidance in the first quarter of fiscal 2012 will not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-14 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-14 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively; therefore, the Company will adopt ASU 2011-04 in its first quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

Note 3. Stockholders' Equity:

Common Stock

The articles of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock.

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2011 or 2010.

Note 4. Convertible Note to Related Party:

In April 2010, we issued one convertible promissory note in the amount of $97,500 to our President and one convertible promissory note in the amount of $97,500 to a director. The note bear interests at 12% per annum until paid or converted. Interest is payable upon the maturity date (December 31, 2011). The initial conversion rate is $0.10 per share (subject to standard anti-dilution provisions). The note formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years.

The convertible debt securities were issued with a non-detachable conversion feature. We evaluate and account for such securities in accordance with Accounting Standard Codification ( “ASC) # 815, Accounting for Derivative Instruments and Hedging Activities.

In accordance ASC #815, we evaluate that the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option (if applicable), and the redemption option (collectively, the debt features) contained in the terms governing the Note to determine whether they are or are not clearly and closely related to the characteristics of the Note. Accordingly, if the features qualify as embedded derivative instruments at issuance and, furthermore if they do or do not qualify for any scope exception within ASC #815 , then they are required by ASC #815 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

The values ascribed to the note, the conversion feature of the note, other potential embedded derivative features, and common stock follow the guidance of ASC #815. The Company considered the embedded conversion feature and its effect based on ASc #815. In accordance with ASC# 815, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and the embedded conversion feature, be bifurcated, and initially recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations.

Note 5. Related Party Transactions:

Fair value of services:

The executive officer provides services to the Company, which services are accrued and are valued at $2,000 in month. The total of these accrued expenses was $24,000 for the year 2011 and is reflected in the statement of operations as general and administrative expenses.

The Company’s non-executive director who was appointed to the board of directors on December 7, 2009, is entitled to receive compensation of $1,000 per quarter for a total of $4,000 and $2,000 during year ended June 30, 2011 and 2010, respectively.

An entity affiliated by common management to the Company provided securities compliance services related to SEC filing services valued at $24,000 during 2011 and $24,000 during 2010. This amount was also reflected in the statement of operations as general and administrative expenses.

Due Related Parties:

Amounts due related parties consist of:

- Expenses incurred in meeting ongoing disclosure and reporting requirements are accrued and payable to the principal shareholders and officers
- the fair value of services of management provided to the Company
- and the fair value of services provided by an entity affiliated by common management

Such items due totaled $275,000 at June 30, 2011 and $211,000 at June 30, 2010.

Note 6. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $465,155 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2011, all of which raise substantial doubt about the Company's ability to continue as a going concern.

Note 7. Subsequent Events

On July 27, 2011, the Company’s board of directors agreed to extend the maturity of the two convertible notes to December 31, 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

On September 28, 2011, the Company file a Form 8-K/A disclosing that on September 20, 2011, ABBM Group, Ltd LLP (ABBM) notified the Company that effective as of that date, the firm resigned as auditor. Effective the same date, the Company appointed McConnell & Jones, LLP as its new auditor and that decision to change the auditor was approved by the Company's Board of Directors on September 20, 2011.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended June 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Richard Rubin	68	CEO, CFO and Chairman
Ivo Heiden	44	Director

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

Ivo Heiden, 43, Director of the Registrant, has been a director of the Registrant since December 2009. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service and reorganizing distressed public companies. Mr. Heiden was CEO and Chairman of St. Lawrence Energy Corp., a public reporting company, from January 2005 until December 2007. Mr. Heiden is CEO, CFO and Chairman of Zaxis International, Inc., a public reporting company trading on the FINRA BB.

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

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All other Compensation ($)
Richard Rubin (1)	2011	24,000	-0-	-0-	-0-	-0-	-0-	-0-
	2010	24,000	-0-	-0-	-0-	-0-	-0-	-0-
	2009	24,000	-0-	-0-	-0-	-0-	-0-	-0-
(1) The Registrant's CEO receives annual compensation of $24,000, which compensation has been accrued.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

TEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2011. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

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

(1) Applicable percentage ownership is based on 524,200 shares of common stock outstanding as of June 30, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal year ended June 30, 2011 and the financial statements for the year ended June 30, 2010 were audited by ABBM Group, Ltd LLP.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP and ABBM Group, Ltd LLP for the audit of the Registrant's annual financial statements for the years ended June 30, 2011 and 2010, and fees billed for other services rendered by McConnell & Jones, LLP and ABBM Group Ltd LLP during those periods.

Year Ended
	June 30, 2011	June 30, 2010
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	-	-
All other fees	-	-
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
   Dated: October 3, 2011