Form 10-K/A
period 2011-06-30
PEREGRINE INDUSTRIES INC
filed 2011-10-19
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K/A
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

Indicate whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Explanatory Note

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was filed with the SEC on October 4, 2011 (“Original Annual Report”), for the purpose of revising the disclosure in Item 9A Controls and Procedures and in Note 4. Convertible Note to Related Party. Except for the amended disclosure, this Form 10-K/A has not been updated to reflect events that occurred after October 4, 2011, the filing date of the Original Annual Report.  However, this Form 10-K/A includes Exhibits 31 and 32 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

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

Note 4. Convertible Note to Related Party:

In April 2010, we issued one convertible promissory note in the amount of $97,500 to our President and one convertible promissory note in the amount of $97,500 to a director. The note bear interests at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2012. The initial conversion rate is $0.10 per share. The note formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years.

In accordance Accounting Standard Codification ( “ASC # 815”), Accounting for Derivative Instruments and Hedging Activities, we evaluated  the holder’s non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments. However, since the conversion price was below the current stock price a further evaluation needed to be performed for the existence of a beneficial conversion feature.

At April 2010, when the convertible notes were issued the price of our stock was $3.99, such price would have created a beneficial conversion feature but as the Company is and has been so thinly traded during the last 3 years, the fair value of the stock price was deemed not to be a fair  value the conversion feature. Management decided that because the Company ability to continue as a going concern was in question and that it has no revenue sources that a conversion price of $0.10 was a better measure of fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of June 30, 2011, as our auditor found adjusting entries. Management addressed these as isolated errors and will implement improved review procedures.

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
   Dated: October 18, 2011