Form 10-Q
period 2011-09-30
PEREGRINE INDUSTRIES INC
filed 2011-11-14
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On September 30, 2011, the Registrant had 524,200 shares of common stock outstanding.

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

We had operating expenses of $24,350 and $21,875 during the three-month periods ended September 30, 2011 and 2010, respectively, consisting mainly of accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

On September 30, 2011, we had no assets and $331,621 in liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2011, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

/s/ Richard Rubin
Richard Rubin
   CEO, CFO and Chairman
   Dated: November 14, 2011

Peregrine Industries, Inc.
Balance Sheet
Back to Table of Contents

	September 30, 2011	Fiscal Year Ended
	(Unaudited)	June 30, 2011
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable-trade	$6,946	$5,946
Accrued interest expenses	32,175	26,325
Advances due to related party	97,500	80,000
Total current liabilities	136,621	112,271

Convertible notes, related parties	195,000	195,000
Total liabilities	(331,621)	(307,271)

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
504,200 issued and outstanding at September 30, 2011 and June 30, 2011	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(489,505)	(465,155)
Stockholders' deficit	(331,621)	(307,271)
Total Liabilities and Stockholders' deficit	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Revenue	$0	$0
Costs and expenses:
General and administrative	18,500	18,950
Interest expenses	5,850	2,925
Total costs and expenses	24,350	21,875

Net loss	$(24,350)	$(21,875)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.05)	$(0.04)

Weighted average shares outstanding
Basic and diluted	524,200	524,200

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(24,350)	$(21,875)
Adjustments to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	16,000	16,000
Increase (decrease) in accounts payable and accrued expenses	8,350	5,875
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
September 30, 2011

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

Note 2. Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2011. The accounting policies are described in the “Notes to the Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments : ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011.These financial instruments include, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share : Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of September 30, 2011 or 2010.

Recent Accounting Pronouncements

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

Note 3. Convertible Note to Related Party:

In April 2010, we issued one convertible promissory note in the amount of $97,500 to our President and one convertible promissory note in the amount of $97,500 to a director. The note bear interests at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2012. The conversion rate is $0.10 per share. The note formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years.

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

Note 4. Related Party Transactions:

Fair value of services:

The executive officer provides services to the Company, which services are accrued and are valued at $2,000 in month. The total of these accrued expenses was $6,000 for the period ended September 30, 2011 and is reflected in the statement of operations as general and administrative expenses.

The Company’s non-executive director who was appointed to the board of directors on December 7, 2009, is entitled to receive compensation of $1,000 per quarter.

An entity affiliated by common management to the Company provided securities compliance services related to SEC filing services valued at $6,000 for the period ended September 30, 2011. The same affiliated company provides office space at a cost of $1,000 per month or $3,000 for the period ended September 30, 2011. These amounts are reflected in the statement of operations as general and administrative expenses.

Due Related Parties:

Amounts due related parties consist of:
- Expenses incurred in meeting ongoing disclosure and reporting requirements are accrued and payable to the principal shareholders and officers
- the fair value of services of management provided to the Company
- and the fair value of services provided by an entity affiliated by common management

Such due to related parties items totaled $292,500 as of September 30, 2011.

Note 5. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $489,505 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2011, all of which raise substantial doubt about the Company's ability to continue as a going concern.