Form 10-Q
period 2011-12-31
PEREGRINE INDUSTRIES INC
filed 2012-02-13
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On December 31, 2011, the Registrant had 524,200 shares of common stock outstanding.

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.
ITEM 5.	OTHER INFORMATION.
ITEM 6.	EXHIBITS.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheet
Back to Table of Contents

	December 31, 2011	Fiscal Year Ended
	(Unaudited)	June 30, 2011
ASSETS
Current assets:
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable-trade	$7,446	$5,946
Accrued interest expenses	38,025	26,325
Advances due to related party	113,500	80,000
Total current liabilities	158,971	112,271

Convertible notes, related parties	195,000	195,000
Total liabilities	353,971	307,271

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
504,200 issued and outstanding at December 31, 2011 and June 30, 2011	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(511,855)	(465,155)
Stockholders' deficit	(353,971)	(307,271)
Total Liabilities and Stockholders' deficit	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	16,500	16,950	35,000	35,900
Interest expense	5,850	2,925	11,700	5,850
Total costs and expenses	22,350	19,875	46,700	41,750

Net loss	(22,350)	$(19,875)	$(46,700)	$(41,750)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.04)	$(0.03)	$(0.09)	$(0.08)

Weighted average shares outstanding
Basic and diluted	524,200	524,200	524,200	524,200

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Peregrine Industries, Inc.
Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(46,700)	$(34,900)
Adjustments to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	32,000	31,000
Increase (decrease) in accounts payable and accrued expenses	14,700	3,900
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
December 31, 2011

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

Note 2. Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2011. The accounting policies are described in the “Notes to the Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments : ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011.These financial instruments include, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and they are payable on demand.

Earnings per Common Share : Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2011 or 2010.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-14 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-14 clarifies the FASB’s intent about the application of existing fair value measurements. The Company has adopt ASU 2011-04 in the first quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its financial statements.

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

In April 2010, when the convertible notes were issued the price of our stock was $3.99, which price would have created a beneficial conversion feature. Because the share of common stock of the Company is illiquid and has been infrequently traded during the last three years, the fair market value of the stock price was not deemed to be a fair value of the conversion feature. Management decided that because the Company's ability to continue as a going concern was in question and the fact that it has no revenue sources a conversion price of $0.10 was a more reasonable measure of fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

Note 4. Related Party Transactions:

Fair value of services:

The executive officer provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses was $6,000 for the three-month period ended December 31, 2011 and is reflected in the statement of operations as general and administrative expenses.

The Company’s non-executive director who was appointed to the board of directors on December 7, 2009 and is entitled to receive compensation of $1,000 per quarter.

An entity affiliated by common management to the Company provided securities compliance services related to SEC filing services valued at $6,000 for the three-month period ended December 31, 2011. The same affiliated company provides office space at a cost of $1,000 per month or $3,000 for the three-month period ended December 31, 2011. These amounts are reflected in the statement of operations as general and administrative expenses.

Due Related Parties:

Amounts due related parties consist of:
- Expenses incurred in meeting ongoing disclosure and reporting requirements are accrued and payable to the principal shareholders and officers
- the fair value of services of management provided to the Company
- and the fair value of services provided by an entity affiliated by common management

Such due to related parties items totaled $308,500 as of December 31, 2011.

Note 5. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $489,505 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2011, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

We had operating expenses of $22,350 and $19,875 during the three-month periods ended December 31, 2011 and 2010, respectively, consisting mainly of accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

We had operating expenses of $46,700 and $41,750 during the six-month periods ended December 31, 2011 and 2010, respectively, consisting mainly of accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

On December 31, 2011, we had no assets and $353,971 in liabilities, compared to liabilities of $307,271 as of June 30, 2011.

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

The Company's financial statements have been prepared on a going concern basis. The Company has accumulated loss and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2011, all of which raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2011, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: February 13, 2012