Form 10-Q
period 2012-03-31
PEREGRINE INDUSTRIES INC
filed 2012-05-14
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

On March 31, 2012, the Registrant had 524,200 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets
Back to Table of Contents

	March 31, 2012	Fiscal Year Ended
	(Unaudited)	June 30, 2011
ASSETS
Current assets:
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$7,946	$5,946
Accrued interest expenses	43,875	26,325
Convertible notes, related parties	195,000	195,000
Advances due to related party	129,500	80,000
Total current liabilities	376,321	307,271

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
504,200 issued and outstanding at March 31, 2012 and June 30, 2011	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(534,205)	(465,155)
Stockholders' deficit	(376,321)	(307,271)
Total Liabilities and Stockholders' deficit	$0	$0

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)(Restated)	(Unaudited)	(Unaudited)(Restated)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	16,500	16,950	51,500	55,775
Interest expense	5,850	5,850	17,550	17,550
Total costs and expenses	22,350	22,800	69,050	73,325

Net loss	(22,350)	$(22,800)	$(69,050)	$(73,325)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.04)	$(0.04)	$(0.13)	$(0.14)

Weighted average shares outstanding
Basic and diluted	524,200	524,200	524,200	524,200

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)(Restated)
Cash flows from operating activities:
Net loss	$(69,050)	$(73,325)
Adjustments to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	49,500	48,000
Increase in accounts payable and accrued expenses	19,550	25,325
Cash flows used in operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
March 31, 2012

Note 1. The Company

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. The Company was formerly located in Deerfield Beach, Florida. Products were primarily sold throughout the United States, Canada, and Brazil. In September 1998, the Company formed a wholly-owned subsidiary, Alcool, Inc., in Montgomery, Alabama, in order to expand its manufacturing capacity and product line. Canadian operations were conducted through a wholly-owned subsidiary, Thermopompe Peregrine Heat Pump, a Quebec corporation. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. At present, the Company has no business operations and is deemed to be a shell company.

Note 2. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2011. The accounting policies are described in the “Notes to the Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments : ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. These financial instruments include, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and they are payable on demand.

Earnings per Common Share : Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2012 or 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-14 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-14 clarifies the FASB’s intent about the application of existing fair value measurements. The Company has adopted ASU 2011-04 in the first quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its financial statements.

Restatement of Prior Year Unaudited Balance

Interest expense amounts in the prior period financial statements have been restated to conform to the interest expense amount related to the notes to related parties stated in Note 3 below. The interest expense amount was properly reflected in the audited financial statements for the year end June 30, 2011.

Note 3. Convertible Note to Related Party

In April 2010, we issued one convertible promissory note in the amount of $97,500 to our President and one convertible promissory note in the amount of $97,500 to a director. The notes bear interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2012. The conversion rate is $0.10 per share. The note formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years.

In accordance with Accounting Standard Codification ( “ASC # 815”), Accounting for Derivative Instruments and Hedging Activities, we evaluated  the holder’s non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the notes stated above to determine whether the features qualify as an embedded derivative instrument at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments. However, since the conversion price was below the current stock price a further evaluation needed to be performed for the existence of a beneficial conversion feature.

In April 2010, when the convertible notes were issued the price of our stock was $3.99, which price would have created a beneficial conversion feature. Because the shares of common stock of the Company are illiquid and have been infrequently traded during the last three years, the fair market value of the stock price was not deemed to be a fair value of the conversion feature. Management decided that because the Company's ability to continue as a going concern was in question and the fact that it has no revenue sources, a conversion price of $0.10 was a more reasonable measure of fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

Note 4. Related Party Transactions

Fair value of services:

The executive officer provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses was $6,000 for the three-month period ended March 31, 2012 and 2011 and is reflected in the statement of operations as general and administrative expenses.

The Company’s non-executive director who was appointed to the board of directors on December 7, 2009 is entitled to receive compensation of $1,000 per quarter.

An entity affiliated by common management to the Company provided securities compliance services related to SEC filing services valued at $6,000 for the three-month period ended March 31, 2012. The same affiliated company provides office space at a cost of $1,000 per month or $3,000 for the three-month period ended March 31, 2012. These amounts are reflected in the statement of operations as general and administrative expenses.

Due Related Parties:

Amounts due related parties consist of:
- Expenses incurred in meeting ongoing disclosure and reporting requirements are accrued and payable to the principal shareholders and officers
- The fair value of services of management provided to the Company
- and the fair value of services provided by an entity affiliated by common management

Amounts due to related parties totaled $324,500 as of March 31, 2012, which includes the convertible notes.

Note 5. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating $534,205 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2012, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

If the Company seeks to acquire another business or pursue a business opportunity, management would have substantial flexibility in identifying and selecting a prospective business. Registrant would not be obligated nor does management intend to seek pre-approval by our shareholders. Under the laws of the State of Florida, the consent of holders of a majority of the issued and outstanding shares, acting without a shareholders' meeting, can approve an acquisition.

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

We had operating expenses of $22,350 and $22,800 during the three-month periods ended March 31, 2012 and 2011, respectively, consisting mainly of accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

We had operating expenses of $69,050 and $73,325 during the nine-month periods ended March 31, 2012 and 2011, respectively, consisting mainly of accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

On March 31, 2012, we had no assets and $376,321 in liabilities, compared to liabilities of $307,271 as of June 30, 2011.

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

The Company's financial statements have been prepared on a going concern basis. The Company has accumulated loss and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2012, all of which raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2012, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: May 14, 2012