Form 10-K
period 2012-06-30
PEREGRINE INDUSTRIES INC
filed 2012-10-15
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On October 15, 2012, the aggregate market value of the 36,258 common stock held by non-affiliates of the registrant was approximately $36,258 based on the bid price of the Registrants common stock on October 15, 2012.  On October 15, 2012, the Registrant had 524,200 shares of common stock outstanding.

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

    Selection of a target business and structuring of a business combination

Officers and directors own 40.82% of the issued and outstanding shares and have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. As of June 30, 2012, we had 524,200 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	High	Low	High	Low	High	Low
First Quarter ended September 30	$1.01	$0.11	$3.99	$0.11	$0.10	$0.05
Second Quarter ended December 31	$1.01	$0.11	$1.01	$0.11	$0.05	$0.03
Third Quarter ended March 31	$1.01	$0.11	$1.01	$0.11	$0.04	$0.02
Fourth Quarter ended June 30	$1.01	$1.01	$1.55	$0.11	$0.04	$0.03

(b) As of June 30, 2012, our shares of common stock were held by approximately 180 stockholders of record. The transfer agent of our common stock is Pacific Stock Transfer.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
The Registrant has not issued any restricted shares of common stock during the fourth quarter ended June 30, 2012.

(e) Equity Compensation Plans
We have no equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

N.A.

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

Overview
Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. On June 30, 2012, we had no cash assets and the Company had current liabilities of $203,671. We incurred $68,000 in general and administrative expenses during the year 2012 compared to $69,800 during 2011. We incurred interest expense of $23,400 during the years ended June 30, 2012 and 2011. We recorded $22,780 in other income during the fourth quarter of 2001 in connection with a forgiveness of payables.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have qualified our audit opinion for the year ended June 30, 2012 based on going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

McConnell & Jones LLP
Report of Independent Registered Public Accounting Firm

To the Board of Directors Peregrine Industries, Inc

We have audited the accompanying balance sheets of Peregrine Industries, Inc (“The Company”) as of June 30, 2012 and 2011, and the related statements of operations, shareholders' deficit, and cash flows for the years ended June 30, 2012 and 2011.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Industries as of June 30, 2012 and 2011 and the results of its operations and their cash flows for the years ended June 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the financial statements, the Company continues to incur losses and has no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas
October 15, 2012

3040 Post Oak Blvd., Suite 1600
Houston, TX 77056
Phone: 713.968.1600
Fax: 713.968.1601

Peregrine Industries, Inc.
Balance Sheets

	Fiscal Year as of	Fiscal Year as of
	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$8,446	$5,946
Accrued interest expenses	49,725	26,325
Advances due to related party	145,500	80,000
Total current liabilities	203,671	112,271

Convertible notes, related parties	195,000	195,000

Total liabilities	398,671	307,271

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at June 30, 2012 and 2011	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(556,555)	(465,155)
Stockholders' deficit	(398,671)	(307,271)
Total Liabilities and Stockholders' deficit	$0	$0

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2012	June 30, 2011
Revenue	$0	$0
Costs and Expenses:
General and administrative	68,000	69,800
Interest expenses	23,400	23,400
Total costs and expenses	91,400	93,200

Other income	0	22,780

Net loss	$(91,400)	$(70,420)

Per share amounts:
Basic and diluted net loss	$(0.17)	$(0.13)

Weighted average shares outstanding (basic and diluted)	524,200	524,200

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statement of Stockholders' Deficit

	Common
		Common	Additional
		Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at June 30, 2010	524,200	$52	157,832	(394,735)
Net loss				(70,420)
Balance at June 30, 2011	524,200	$52	157,832	(465,155)
Net loss				(91,400)
Balance at June 30, 2012	524,200	$52	$157,832	$(556,555)

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities:	$(91,400)	$(70,420)
Net loss
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	64,000	64,000
Increase in accounts payable and accrued expenses	27,400	6,420
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0
Cash advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See accompanying notes to the financial statements.

PEREGRINE INDUSTRIES, INC.
Notes to the Financial Statements
June 30, 2012

Note 1. Basis of Presentation

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

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying audited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows.

Accounting Policies

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

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2012 or 2011.

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

In 2006, the FASB issued FIN 48, currently prescribed in FASB ASC # 740, which clarifies the accounting for uncertainty in tax positions. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2006 remain open to examination by U.S. federal and state tax jurisdictions.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2012 and June 30, 2011.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $556,555 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2012, all of which raise substantial doubt about the Company's ability to continue as a going concern.

Note 3. Stockholders' Equity

Common Stock

The articles of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock.

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2012 or 2011.

Note 4. Convertible Note to Related Party

In April 2010, we issued one convertible promissory note in the amount of $97,500 to our President and one convertible promissory note in the amount of $97,500 to a director. The note bear interests at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate is $0.10 per share. The note formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years.

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

Note 5. Related Party Transactions

Fair value of services:

The executive officer provides services to the Company, which services are accrued and are valued at $2,000 in month. The total of these accrued expenses was $24,000 for the year 2012 and is reflected in the statement of operations as general and administrative expenses.

The Company’s non-executive director who was appointed to the board of directors on December 7, 2009, is entitled to receive compensation of $1,000 per quarter for a total of $4,000 during year ended June 30, 2012 and 2011, respectively.

An entity affiliated by common management to the Company provided securities compliance services related to SEC filing services valued at $24,000 during 2012 and $24,000 during 2011. This amount was also reflected in the statement of operations as general and administrative expenses.

The Company leases office space at a rate of $1,000 from an entity controlled by our board members.

Due Related Parties:

Amounts due related parties consist of:

- Expenses incurred in meeting ongoing disclosure and reporting requirements are accrued and payable to the principal shareholders and officers
- the fair value of services of management provided to the Company
- and the fair value of services provided by an entity affiliated by common management

Such items due totaled $339,000 at June 30, 2012 and $275,000 at June 30, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

N.A.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended June 30, 2012.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were effective as of June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Richard Rubin	70	CEO, CFO and Chairman
Ivo Heiden	45	Director

Richard Rubin, 70, CEO, CFO and chairman of the Registrant, has been an officer and a director of the Registrant since March 30, 2004. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services and reorganizing distressed public companies.

Ivo Heiden, 45, Director of the Registrant, has been a director of the Registrant since December 2009. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service and reorganizing distressed public companies. Mr. Heiden was CEO and Chairman of St. Lawrence Energy Corp., a public reporting company, from January 2005 until December 2007. Mr. Heiden is CEO, CFO and Chairman of Zaxis International, Inc., a public reporting company trading on the FINRA BB.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending June 30, 2012, 2011 and 2010.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All other Compensation ($)
Richard Rubin (1)	2012	24,000	-0-	-0-	-0-	-0-	-0-	-0-
	2011	24,000	-0-	-0-	-0-	-0-	-0-	-0-
	2010	24,000	-0-	-0-	-0-	-0-	-0-	-0-
(1) The Registrant's CEO receives annual compensation of $24,000, which compensation has been accrued.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

TEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of October 15, 2012. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

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

(1) Applicable percentage ownership is based on 524,200 shares of common stock outstanding as of October 15, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal year ended June 30, 2012 and 2011.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended June 30, 2012 and 2011, and fees billed for other services rendered by McConnell & Jones, LLP during those periods.

Year Ended
	June 30, 2012	June 30, 2011
Audit fees (1)	$4,750	$4,000
Audit-related fees (2)	-	-
All other fees	-	-
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
   Dated: October 15, 2012