Form 10-Q
period 2012-09-30
PEREGRINE INDUSTRIES INC
filed 2012-11-13
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

On November 12, 2012, the Registrant had 524,200 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets
Back to Table of Contents

	September 30, 2012	Fiscal Year Ended
	(Unaudited)	June 30, 2012
ASSETS
Current assets:
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$8,446	$8,446
Accrued interest expenses	55,575	49,725
Advances due to related party	164,000	145,500
Total current liabilities	228,021	203,671

Convertible notes	195,000	195,000

Total liabilities	423,021	398,671

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at September 30, 2012 and June 30, 2012	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(580,905)	(556,555)
Stockholders' deficit	(423,021)	(398,671)
Total Liabilities and Stockholders' deficit	$0	$0

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

Revenue	$0	$0
Costs and expenses:
General and administrative	18,500	18,500
Interest expenses	5,850	5,850
Total costs and expenses	24,350	24,350

Net loss	$(24,350)	$(24,350)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.05)	$(0.05)

Weighted average shares outstanding
Basic and diluted	524,200	524,200

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(24,350)	$(24,350)
Adjustments to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	16,000	16,000
Increase in accounts payable and accrued expenses	8,350	8,350
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
September 30, 2012

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2012. The accounting policies are described in the “Notes to the Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

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

FASB ASC # 740 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2006 remain open to examination by U.S. federal and state tax jurisdictions.

Management of the Company is not aware of any additional liability for unrecognized tax benefits at September 30, 2012 and June 30, 2012.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2012, all of which raise substantial doubt about the Company's ability to continue as a going concern.

Note 3. Convertible Note to Related Party

In April 2010, we issued one convertible promissory note in the amount of $97,500 to our President and one convertible promissory note in the amount of $97,500 to a director. The notes bear interests at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate is $0.10 per share. The note formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years.

In accordance with Accounting Standard Codification ( “ASC # 815”), Accounting for Derivative Instruments and Hedging Activities, we evaluated  the holders non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the notes stated above to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments. However, since the conversion price was below the current stock price a further evaluation needed to be performed for the existence of a beneficial conversion feature.

At April 2010, when the convertible notes were issued the price of our stock was $3.99, such price would have created a beneficial conversion feature but as the Company is and has been so thinly traded during the last 3 years, the fair value of the stock price was deemed not to be of fair value of the conversion feature. Management decided that because the Company's ability to continue as a going concern was in question and that it has no revenue sources that a conversion price of $0.10 was a better measure of fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

Note 4. Related Party Transactions

Fair value of services:

The executive officer provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses was $6,000 for the three months ended September 30, 2012 and 2011 and is reflected in the statement of operations as general and administrative expenses.

The Company’s non-executive director who was appointed to the board of directors on December 7, 2009, is entitled to receive compensation of $1,000 per quarter, which amount is reflected under general and administrative expenses during the three-months period ended September 30, 2012 and 2011.

An entity affiliated by common management to the Company provided securities compliance services related to SEC filing services valued at $6,000 during the three-month periods ended September 30, 2012 and 2011. This amount was also reflected in the statement of operations as general and administrative expenses.

The Company leases office space at a rate of $1,000 per month from an entity controlled by our board members.

Due Related Parties:

Amounts due to related parties consist of:

- Expenses incurred in meeting ongoing disclosure and reporting requirements are accrued and payable to the principal shareholders and officers
- The fair value of services of management provided to the Company
- and the fair value of services provided by an entity affiliated by common management

Amounts due to related parties totaled $359,000 at September 30, 2012 and $340,500 at June 30, 2012, including the convertible notes.

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

We had operating expense of $24,350 during the three-month periods ended September 30, 2012 and 2011, consisting mainly of interest expenses, accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

On September 30, 2012, we had no assets and $423,021 in liabilities, compared to liabilities of $398,671 as of June 30, 2012.

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

The Company's financial statements have been prepared on a going concern basis. The Company has accumulated losses and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2012, all of which raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2012, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURE Back to Table of Contents

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
   Dated: November 12, 2012