Form 10-Q
period 2012-12-31
PEREGRINE INDUSTRIES INC
filed 2013-02-14
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

On February 14, 2013, the Registrant had 524,200 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets
Back to Table of Contents

	December 31, 2012	Fiscal Year Ended
	(Unaudited)	June 30, 2012
ASSETS
Current assets:
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$7,696	$8,446
Accrued interest expenses	61,425	49,725
Advances due to related party	181,500	145,500
Convertible notes	195,000	195,000
Total current liabilities	445,621	398,671

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at December 31, 2012 and June 30, 2012	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(603,505)	(556,555)
Stockholders' deficit	(445,621)	(398,671)
Total Liabilities and Stockholders' deficit	$0	$0

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	16,750	16,500	35,250	35,000
Interest expense	5,850	5,850	11,700	11,700
Total costs and expenses	22,600	22,350	46,950	46,700

Net loss	(22,600)	$(22,350)	$(46,950)	$(46,700)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.04)	$(0.04)	$(0.09)	$(0.09)

Weighted average shares outstanding
Basic and diluted	524,200	524,200	524,200	524,200

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(46,950)	$(46,700)
Adjustments to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	32,000	32,000
Increase in accounts payable and accrued expenses	14,950	14,700
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
December 31, 2012

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2012. The accounting policies are described in the “Notes to the Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

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

Management of the Company is not aware of any additional liability for unrecognized tax benefits at December 31, 2012 and June 30, 2012.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2012, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4. Related Party Transactions

Fair value of services:

The executive officer provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses was $12,000 for the six months ended December 31, 2012 and 2011 and is reflected in the statement of operations as general and administrative expenses.

The Company’s non-executive director who was appointed to the board of directors on December 7, 2009, is entitled to receive compensation of $1,000 per quarter, which amount is reflected under general and administrative expenses during the three and six-months period ended December 31, 2012 and 2011.

An entity affiliated by common management to the Company provided securities compliance services related to SEC filing services valued at $12,000 during the six-month periods ended December 31, 2012 and 2011. This amount was also reflected in the statement of operations as general and administrative expenses.

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

Amounts due to related parties totaled $376,500 at December 31, 2012 and $340,500 at June 30, 2012, including the convertible notes.

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

We had operating expense of $22,600 during the three-month periods ended December 31, 2012 as compared to operating expenses of $22,350 during the same period in the prior year, consisting mainly of interest expenses, accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

During the six-month period ended December 31, 2012 we had operating expense of $46,950 as compared to operating expenses of $46,700 during the same period in the prior year, consisting mainly of interest expenses, accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

On December 31, 2012, we had no assets and $445,621 in liabilities, compared to liabilities of $398,671 as of June 30, 2012.

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

The Company's financial statements have been prepared on a going concern basis. The Company has accumulated losses and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2012, all of which raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2012, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: February 14, 2013