Form 10-Q
period 2013-03-31
PEREGRINE INDUSTRIES INC
filed 2013-07-02
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On June 25, 2013, the Registrant had 524,200 shares of common stock outstanding.

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES.	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	6
ITEM 1A.	RISK FACTORS.	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	6
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	6
ITEM 4.	MINE SAFETY DISCLOSURE.	6
ITEM 5.	OTHER INFORMATION.	6
ITEM 6.	EXHIBITS.	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheet

	March 31, 2013	Fiscal Year Ended
	(Unaudited)	June 30, 2012
ASSETS
Current assets:
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable-trade	$8,446	$8,446
Accrued interest expenses	67,275	49,725
Advances due to related party	197,500	145,500
Convertible notes	195,000	195,000
Total current liabilities	468,221	398,671

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	0	0
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at March 31, 2013 and June 30, 2012	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(626,105)	(556,555)
Stockholders' deficit	(468,221)	(398,671)
Total Liabilities and Stockholders' deficit	$0	$0

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	16,750	16,500	52,000	51,500
Interest expense	5,850	5,850	17,550	17,550
Total costs and expenses	22,600	22,350	69,550	69,050

Net loss	(22,600)	$(22,350)	$(69,550)	$(69,050)

Basic and diluted share amounts:
Basic and diluted net loss	$(0.04)	$(0.04)	$(0.13)	$(0.13)

Weighted average shares outstanding:
Basic and diluted net loss	524,200	524,200	524,200	524,200

See notes to unaudited interim financial statements

Peregrine Industries, Inc.
Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(69,550)	$(69,050)
Adjustments to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	48,000	49,500
Increase in accounts payable and accrued expenses	21,550	19,550
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
March 31, 2013

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2012. The accounting policies are described in the “Notes to the Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net income or loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

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

Management of the Company is not aware of any additional liability for unrecognized tax benefits at March 31, 2013 and June 30, 2012, respectively.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2013, all of which raise substantial doubt about the Company's ability to continue as a going concern. We have no present operations or revenues and our current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company. The Registrant does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider and proceed with a business opportunity.

Note 3. Convertible Notes to Related Parties

In April 2010, we issued one convertible promissory note in the amount of $97,500 to our President/Director and one convertible promissory note in the amount of $97,500 to a Director. The notes bear interests at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate is $0.10 per share. The note formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years.

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

Note 4. Related Party Transactions

Fair value of services:

The executive officer provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses was $18,000 for the nine months ended March 31, 2013 and 2012 and is reflected in the statement of operations as general and administrative expenses.

The Company’s non-executive director who was appointed to the board of directors on December 7, 2009, is entitled to receive compensation of $1,000 per quarter, which amount is reflected under general and administrative expenses during the three and nine-months period ended March 31, 2013 and 2012.

An entity affiliated by common management to the Company provided securities compliance services related to SEC filing services valued at $18,000 during the nine-month periods ended March 31, 2013 and 2012. This amount was also reflected in the statement of operations as general and administrative expenses.

The Company leases office space at a rate of $1,000 per month from an entity controlled by our board members.

Amounts due to related parties totaled $424,500 at March 31, 2013 and $340,500 at June 30, 2012, including the convertible notes.

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

We had operating expense of $22,600 during the three-month periods ended March 31, 2013 as compared to operating expenses of $22,350 during the same period in the prior year, consisting mainly of interest expenses, accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

During the nine-month period ended March 31, 2013 we had operating expense of $69,550 as compared to operating expenses of $69,050 during the same period in the prior year, consisting mainly of interest expense, accounting fees, professional fees and general and administrative expenses. The Company does not expect its operating expenses to increase significantly until it starts to pursue a new business opportunity or enters into a business combination.

Liquidity and Capital Resources
We are dependent upon interim funding provided by management and/or related parties to pay professional fees and other expenses. We have no written finance agreement with management and/or related parties to provide any continued funding.

On March 31, 2013, we had no assets and $468,221 in liabilities, compared to liabilities of $398,671 as of June 30, 2012.

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

The Company's financial statements have been prepared on a going concern basis. The Company has accumulated losses and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2013, all of which raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2013, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: July 1, 2013