Form 10-K
period 2013-06-30
PEREGRINE INDUSTRIES INC
filed 2013-10-11
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☒

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On September 30, 2013, the aggregate market value of the 36,258 common stock held by non-affiliates of the registrant was approximately $36,258 based on the bid price of the Registrants common stock on September 30, 2013. On September 30, 2013, the Registrant had 524,200 shares of common stock outstanding.

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

Recent Developments

On July 8, 2013, GreenStone Industries Ltd., a public company listed on the Tel Aviv Stock Exchange and organized under the laws of Israel ("GreenStone") acquired control of the Registrant through the purchase of a total of 324,000 shares of the Company's common stock from the Company's former principal shareholders, Richard Rubin, Ivo Heiden and Thomas J. Craft, Jr. (the "Sellers"). As a result of the change in control transaction, Greenstone has become the controlling shareholder owning 61.8% of the Company's 524,200 issued and outstanding shares of the Company's common stock.

Effective July 22, 2013 and in connection with the change in control transaction, the Registrant's Board of Directors appointed Mr. Yair Fudim, Chairman of GreenStone, as Chairman of the Board of Directors and Chief Executive Officer of the Registrant. Mr. Fudim will join present directors, Messrs. Ivo Heiden and Richard Rubin, resulting in a Board of Directors consisting of three (3) members. On the same date, the Registrant's Board of Directors also appointed Ofer Naveh, CFO of GreenStone, as CFO of the Registrant. Effective July 22, 2013, Richard Rubin has resigned as CEO and CFO of the Registrant.

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

The Registrant has not identified a target business or target industry

The Company's effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination but Management may be expected at some point in the future to implement a business combination or otherwise develop a business that may be affiliated with GreenStone, if Management determines that such transaction is in the best interests of the Company and its shareholders. While the Company intends to focus on target businesses in the United States, we are not limited to those entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company's common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company's Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

The Registrant anticipates that target business candidates will be brought to our attention from various unaffiliated and affiliated sources, including broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our Management may also bring to our attention target business candidates that they may presently be aware of or of which they become aware in the future. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee or other compensation. In no event, however, will we pay Management any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

GreenStone owns 61.8% of the issued and outstanding shares and has broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

Probable lack of business diversification

While we may seek to effect a business combination with more than one target business, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:
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

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience in identifying and effecting business combinations. In addition, many of these competitors may possess greater technical, human and other resources than us. As a result of the change in control discussed above, our financial resources are no longer limited solely to the financial resources of our former Management. However, our financial resources may, nevertheless, be less than those of entities competing for advantageous business combination transactions. While we believe there are numerous potential target businesses, our ability to compete in acquiring certain sizable target businesses will be limited. . This inherent competitive limitation may give others an advantage in pursuing the acquisition of a target business. Our Management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business that we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

Mr. Fudim, our CEO, and Mr. Naveh, our CFO, are our sole executive officers and neither are obligated to contribute any specific time or devote material efforts to our affairs. However, both Messrs. Fudim and Naveh are expected to devote as much time as they deem necessary to the Company's affairs until a business combination is concluded. The amount of time they will devote during any period will vary based on the availability of suitable target businesses to evaluate, which evaluation may be expected to be conducted by other persons designated by our controlling shareholder, GreenStone, and our Management. . We do not intend to have any full time employees prior to the consummation of a business combination.

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

DEPENDENCE ON KEY PERSONNEL

The Registrant is dependent upon the continued services of its executive officers and directors. To the extent that Messrs. Fudim and Naveh are not able to devote sufficient time and efforts to the Company, because of their responsibilities to GreenStone, the Registrant will be dependent upon GreenStone and/or our Management to designate other qualified personnel to perform such functions. There can be no assurance that we will be able to recruit and hire qualified persons upon acceptable terms.

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES

At present, we have no business operations and our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources historically, we only had limited available resources to evaluate prospective business combination candidates. We have only limited resources and have no operating income, revenues or cash flow from operations. Our Management or a related party is providing us with limited funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, in order to continue to be a reporting company under the Exchange Act. We have no written agreement with our Management or related parties to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business, of which there can be no assurance.

BROAD DISCRETION OF MANAGEMENT

Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of Management in connection with the selection of a prospective business. There can be no assurance that determinations made by our Management with respect to any business combination will permit us to achieve our business objectives.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS

We have not yet identified with any degree of specificity any prospective business or industry in which we may seek to become involved. There can be no assurance that any prospective business opportunity that our Management determines to pursue will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

THERE IS NO LIQUID MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED

The Registrant's common stock is subject to quotation on the OTCQB under the symbol "PGID." There is currently no liquid trading market in our common stock. There can be no assurance that there will be a liquid trading market for our common stock following consummation of a business combination and/or the commencement of business operations. In the event that a liquid trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide sufficient liquidity to investors, or whether any trading market will be sustained.

UNSPECIFIED INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES; UNASCERTAINABLE RISKS

There is no basis at present for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous and presently unascertainable risks inherent in the business and operations of what may be a financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. A high level of risk frequently characterizes certain industries that experience rapid growth. Although Management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

CONFLICTS OF INTEREST

Our Management is not required to commit their full time to our affairs. Our Management will devote such time, in their sole discretion, to conduct our business, including the evaluation of potential new business opportunities, as well as devote time to their respective duties owed to GreenStone. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon whether we have identified a new prospective business opportunity or are engaged in active negotiations related to a new business. Further, a conflict of interest will likely exist in the event that Management determines to pursue a business combination with an entity or business affiliated directly or indirectly with our principal shareholder, GreenStone. In the event that a conflict of interest shall arise, Management will consider factors such as availability of audited financial statements, current capitalization and the laws of the applicable jurisdictions. If several business opportunities or operating entities are presented to our Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the Management. However, Management will act in what they believe will be in the best interests of the shareholders of the Registrant.

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

ADDITIONAL FINANCING REQUIREMENTS

We have no revenues and are dependent upon the willingness of new Management and/or their affiliates to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with being a public company and with our continued corporate existence. Through our fiscal year ended June 30, 2013, the Registrant has paid for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of reports under the Exchange Act with funds advanced by our former Management. We may not generate any revenues unless and until the commencement of new business operations. We believe that our principal shareholder, GreenStone, will provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. At June 30, 2013, we did not have any arrangements with our Management or any bank or financial institution to provide any additional financing and there was no assurance that any such arrangement would be available on terms acceptable and in our best interests. Subsequent to our year ended June 30, 2013, GreenStone agreed to loan the Company up to $100,000 pursuant to loan agreement, which loan will bear interest at 1% per annum. The loan will be funded by GreenStone as needed by the Company for its operating expenses on an as needed basis. We have no other written agreement or arrangement with our affiliates to provide any additional funding for our operating expenses. Notwithstanding the foregoing, it may be reasonably expected that GreenStone shall continue to fund the continued operating expenses of the Company until we commence business operations and perhaps thereafter.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES

Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. As of June 30, 2013, we had 524,200 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
Our common stock is currently quoted on the OTCQB under the symbol PGID, an inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the OTCQB limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	High	Low	High	Low	High	Low
First Quarter ended September 30	$1.01	$1.01	$1.01	$0.11	$3.99	$0.11
Second Quarter ended December 31	$1.01	$1.01	$1.01	$0.11	$1.01	$0.11
Third Quarter ended March 31	$1.01	$1.01	$1.01	$0.11	$1.01	$0.11
Fourth Quarter ended June 30	$1.01	$1.01	$1.01	$1.01	$1.55	$0.11

(b) As of June 30, 2013, our shares of common stock were held by approximately 180 stockholders of record. Subsequent to our year ended June 30, 2013, the Company changed its transfer agent to VStock Transfer, LLC. from Pacific Stock Transfer Co.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
The Registrant has not issued any restricted shares of common stock during the fourth quarter ended June 30, 2013.

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

Recent Developments

Subsequent to our fiscal year ended June 30, 2013, the Company had a change in control on July 8, 2013 as a result of the sale by our former principal shareholders, Richard Rubin, Thomas J. Craft, Jr. and Ivo Heiden, of their 324,000 shares of common stock, representing approximately 61.8% of the Company's outstanding common stock, to GreenStone Industries Ltd. In addition, in contemplation of the private sale of the 324,000 shares to GreenStone, on July 2, 2013, Messrs. Rubin and Heiden agreed to waive liabilities owed to them, which totaled $224,196 at June 30, 2013. On July 22, 2013, the Board of Directors appointed Yair Fudim, GreenStone's Chairman, as Chairman of the Company's Board of Directors and CEO of the Company and appointed Ofer Naveh, GreenStone's CFO, as CFO of the Company. On the same date, Richard Rubin resigned as CEO and CFO of the Company. At the date of this report, the Company's Board of Directors consists of three (3) persons: Yair Fudim, Richard Rubin and Ivo Heiden. Subsequent to our year ended June 30, 2013, GreenStone agreed to loan the Company up to $100,000 pursuant to loan agreement, which loan will bear an interest rate at 1% per annum. The loan will be funded by GreenStone from time-to-time, as needed by the Company, for its operating expenses, including professional legal and accounting fees. As of filing date, the Company had received $8,791 in relation to this loan.

Overview

Through our year ended June 30, 2013, our activities were related to seeking a new business opportunities. We used our limited personnel and financial resources in connection with such activities. It may be expected that in connection with the control acquisition by GreenStone, our activities in pursuing a new business opportunity will accelerate and will involve, among other things, the issuance of restricted shares of common stock. On June 30, 2013, we had no cash or other assets and had current liabilities of $492,321. We incurred $70,250 in general and administrative expenses during the year 2013 compared to $68,000 during 2012. We incurred interest expense of $23,400 during the years ended June 30, 2013 and 2012.

Liquidity and Capital Resources

Through our fiscal year ended June 30, 2013, we remained dependent upon interim funding provided by our Management to pay professional fees and expenses but had no written finance agreement with our Management to provide any continued funding. Subsequent to our fiscal year end, in contemplation of the change in control transaction on July 8, 2013, two of the Company's former principal shareholders agreed to waive liabilities owed to them by the Company in the aggregate amount of $224,196 at June 30, 2013. In addition, on September 12, 2013, GreenStone agreed to loan the Company up to $100,000 pursuant to a one-year loan agreement bearing interest at a rate at 1% per annum. The loan will be funded by GreenStone as needed by the Company for its operating expenses from time-to-time.. As of filing date, the Company had received $8,791 in relation to this loan. While there is no other commitment from our new Management or GreenStone to provide any additional funding, we expect that GreenStone or an affiliate will provide continued funding for general administrative expenses and legal and accounting fees, until such time as we commence active business operations, the timing of which there can be no assurance. As part of our intent to seek a business combination, our new Management may seek to raise funds from the sale of equity or debt securities. Other than the loan agreement for up to $100,000 from GreenStone in September 2013, we have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

We anticipate that in connection with the commencement of a new business and/or the consummation of a business combination, we will issue a substantial number of additional restricted shares or other securities. If such additional securities are issued, our shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of shares are issued in connection with a business combination, a change in control may be expected to occur.

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

Through our fiscal year ended June 30, 2013, the Company had no assets and only had available the limited capital advanced by our former principal shareholders. Additional financing necessary for the Company to continue as a going concern is expected to be provided by GreenStone until such time, if ever, that we complete a business combination and commence business operations that generate a cash flow. Our independent auditors have unqualified audit opinion for the year ended June 30, 2013 with an explanatory paragraph based on going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

McConnell & Jones LLP
Report of Independent Registered Public Accounting Firm

To the Board of Directors Peregrine Industries, Inc

We have audited the accompanying balance sheets of Peregrine Industries, Inc (“The Company”) as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2013 and 2012.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Industries as of June 30, 2013 and 2012 and the results of its operations and their cash flows for the years ended June 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the financial statements, the Company continues to incur losses and has no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Houston, Texas
October 10, 2013

3040 Post Oak Blvd., Suite 1600
Houston, TX 77056
Phone: 713.968.1600
Fax: 713.968.1601

Peregrine Industries, Inc.
Balance Sheets

	Fiscal Year as of	Fiscal Year as of
	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$0	$8,446
Accrued interest expenses	73,125	49,725
Advances due to related party	224,196	145,500
Convertible notes, shareholders	195,000	195,000
Total current liabilities	492,321	398,671

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	0	0
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at June 30, 2013 and 2012	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(650,205)	(556,555)
Stockholders' deficit	(492,321)	(398,671)
Total Liabilities and Stockholders' deficit	$0	$0

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2013	June 30, 2012
Revenue	$0	$0
Costs and Expenses:
General and administrative	70,250	68,000
Interest expenses	23,400	23,400
Total costs and expenses	93,650	91,400

Net loss	$(93,650)	$(91,400)

Per share amounts:
Basic and diluted net loss	$(0.18)	$(0.17)

Weighted average shares outstanding (basic and diluted)	524,200	524,200

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statement of Stockholders' Deficit

	Common
		Common	Additional
		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2011	524,200	$52	157,832	(465,155)	(307,271)
Net loss				(91,400)	(91,400)
Balance at June 30, 2012	524,200	$52	157,832	(556,555)	(398,671)
Net loss				(93,650)	(93,650)
Balance at June 30, 2013	524,200	$52	$157,832	$(650,205)	$(492,321)

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(93,650)	$(91,400)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	64,000	64,000
Interest expenses	23,400	23,400
Cash flows used by operating activities	(4,750)	(4,000)

Cash flows from investing activities:
Purchase of equipment	0	0
Cash flows used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0
Cash advances from related parties	4,750	4,000
Cash flows provided by financing activities	4,750	4,000

Change in cash
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See accompanying notes to the financial statements.

PEREGRINE INDUSTRIES, INC.
Notes to the Financial Statements
June 30, 2013

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

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the accompanying audited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows.

Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with Accounting Standard Codification (“ASC”) 505-50, Accounting for Stock-Based Compensation . All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Fair Value of Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2013 or 2012.

Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

In 2006, the FASB issued FIN 48, currently prescribed in FASB ASC 740, which clarifies the accounting for uncertainty in tax positions. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2006 remain open to examination by U.S. federal and state tax jurisdictions.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2013 and June 30, 2012. The Company has net operating losses of about $650,000 which begin to expire in 2022.

Reclassification: Certain amounts in the prior period cash flows have been reclassified to conform to the current period presentation. These reclassifications had no effect on net change in cash.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $650,205 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2013, all of which raise substantial doubt about the Company's ability to continue as a going concern.

Note 3. Stockholders' Deficit

Common Stock

The articles of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock.

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2013 or 2012.

Note 4. Convertible Notes-Shareholders

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. On May 8, 2013, the Company's board of directors authorized and approved the adjustment of the conversion price of the notes from $0.10 per share to $0.05 per share. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of the two convertible notes to three unaffiliated third parties. Subsequently, a total of $159,500 of these convertible notes were transferred to GreenStone. On July 11, 2013, the interest rate for the convertible notes in the aggregate amount of $195,000 was adjusted to 1% per annum.

In accordance Accounting Standard Codification ( “ASC # 815”), Accounting for Derivative Instruments and Hedging Activities, we evaluated the note holder’s non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments. Additionally, since the conversion price was below the current stock price a further evaluation needed to be performed for the existence of a beneficial conversion feature.

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

Note 5. Related Party Transactions

Fair value of services:

During the year ended June 30, 2013, our CEO provided services to the Company, which services were accrued and valued at $2,000 in month. The total of these accrued expenses was $24,000 for the year 2013 and 2012 and is reflected in the statement of operations as general and administrative expenses.

During the year ended June 30, 2013, the Company’s non-executive director who was appointed to the board of directors on December 7, 2009, was entitled to receive compensation of $1,000 per quarter for a total of $4,000 during years ended June 30, 2013 and 2012, respectively.

An entity affiliated by common management to the Company provided securities compliance services related to SEC filing services valued at $25,500 during 2013 and $24,000 during 2012. This amount was also reflected in the statement of operations as general and administrative expenses.

The Company leases office space at a rate of $1,000 per month from an entity controlled by our board members.

Due to Related Parties:

Amounts due related parties consist of:
- Expenses incurred in meeting ongoing disclosure and reporting requirements are accrued and payable to the principal shareholders and officers
- the fair value of services of management provided to the Company
- and the fair value of services provided by an entity affiliated by common management

Such items due totaled $419,196 at June 30, 2013 and $340,500 at June 30, 2012, of which $195,000 of these amounts were presented as convertible notes in the accompanying balance sheets as of June 30, 2013 and 2012.
In July 2013, the advances from related parties were waived and the convertible notes were transferred as part of a change in control. See Note 7 – Subsequent Events.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of June 30, 2013. The Company has no non-cancellable operating leases.

Note 7. Subsequent Events

Subsequent to our fiscal year ended June 30, 2013, the Company had a change in control on July 8, 2013 as a result of the sale by our former principal shareholders, Richard Rubin, Thomas J. Craft, Jr. and Ivo Heiden, of their 324,000 shares of common stock, representing approximately 61.8% of the Company's outstanding common stock, to GreenStone Industries Ltd. In addition, in contemplation of the private sale of the 324,000 shares to GreenStone, on July 2, 2013, Messrs. Rubin and Heiden agreed to waive liabilities owed to them, which totaled $224,196 at June 30, 2013. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of the two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to GreenStone. On July 11, 2013, the interest rate for all $195,000 of the convertible notes was adjusted to 1%. On July 22 2013, the Board of Directors appointed Yair Fudim, GreenStone's Chairman, as Chairman of the Company's Board of Directors and CEO of the Company and appointed Ofer Naveh, GreenStone's CFO, as CFO of the Company. On the same date, Richard Rubin resigned as CEO and CFO of the Company. At the date of this report, the Company's Board of Directors consists of three (3) persons: Yair Fudim, Richard Rubin and Ivo Heiden. On September 12, 2013, GreenStone agreed to loan the Company the sum of $100,000 pursuant to a one-year loan agreement bearing interest at 1% per annum. The purpose of the loan is to fund the Company's operating expenses, including professional legal and accounting fees, from time-to-time as needed by the Company. As of filing date, the Company had received $8,791 in relation to this loan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

N.A.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended June 30, 2013.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of June 30, 2013, due to lack of overseeing committee and lack of segregation of duties. Management will considered the need to add personnel and implement improved review procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Yair Fudim	64	Chairman and CEO
Ofer Naveh	42	CFO
Richard Rubin	71	Director
Ivo Heiden	46	Director

Yair Fudim, 64, newly appointed Chairman and CEO of the Registrant, has also been serving as Chairman of the Board of GreenStone since February 2013, prior to which he served as GreenStone's CEO from February 2010 until March 2013. Since February 2013 Mr. Fudim has been Chairman of the Board of RVB Holdings Ltd, a public company organized under the laws of the State of Israel having shares subject to quotation on the OTCQB under the symbol RVBHF. From April 1991 through April 2013, Mr. Fudim also served as CEO of Leader Holdings & Investments Ltd, a public company organized under the laws of the State of Israel and listed on the Tel Aviv Stock Exchange. Mr. Fudim also serves as Chairman of the Board of Leader Capital Markets Ltd., a Tel Aviv Stock Exchange listed public company organized under the laws of the State of Israel and a subsidiary of Leader. Mr. Fudim holds a B.A. in Economics and an MBA from the Hebrew University of Jerusalem.

Ofer Naveh, 42, newly appointed CFO, has served as CFO of GreenStone since April 2010. Since November 2011, Mr. Naveh served as CFO of RVB Holdings Ltd, a public company organized under the laws of the State of Israel having shares subject to quotation on the OTCQB under the symbol RVBHF. Mr. Naveh served as the Director of Finance of Polar Communications Ltd, a public company organized under the laws of the State of Israel and listed on the Tel Aviv Stock Exchange from 2006 through March 2012. From 2005 to 2010, Mr. Naveh served as a controller of S.R Accord Technologies Ltd, a public company organized under the laws of the State of Israel and listed on the Tel Aviv Stock Exchange. From 2000 to 2005, Mr. Naveh served as an Audit Manager in KPMG Somekh Chaikin, Israel. Mr. Naveh holds a B.A. in Accounting and Business from The College of Management Academic Studies and a M.A. in Law from Bar-Ilan University.

Richard Rubin, 71, Director of the Registrant, has been an officer and a director of the Registrant since March 30, 2004. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities services and reorganizing distressed public companies.

Ivo Heiden, 46, Director of the Registrant, has been a director of the Registrant since December 2009. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service and reorganizing distressed public companies. Mr. Heiden is CEO, CFO and Chairman of Zaxis International, Inc., a public reporting company trading on the OTCQB.

Our directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Officers are appointed by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time. Our director, officer, affiliates or promoters has not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending June 30, 2013, 2012 and 2011.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All other Compensation ($)
Richard Rubin (1)	2013	24,000	-0-	-0-	-0-	-0-	-0-	-0-
	2012	24,000	-0-	-0-	-0-	-0-	-0-	-0-
	2011	24,000	-0-	-0-	-0-	-0-	-0-	-0-
(1) The Registrant's former CEO receives annual compensation of $24,000, which compensation has been accrued.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

TEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2013. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
GreenStone Industries Ltd.	324,000	61.83%
7 Jabotinsky Street
Ramat Gan, Israel

Yair Fudim, Chairman and CEO	0	0%
7 Jabotinsky Street
Ramat Gan, Israel

Ofer Naveh, CFO	0	0%
7 Jabotinsky Street
Ramat Gan, Israel

Richard Rubin, Director	0	0%
40 Wall Street, 28th Floor
New York, NY 10005

Ivo Heiden, Director	0	0%
6399 Wilshire Blvd., Suite 1019
Los Angeles, CA 90048

Merrill Yarbrough	87,316	16.65%
2905 Via Napoli
Deerfield Beach, FL 33442
All Directors and Executive Officers as a Group (4 people)	0	0%

(1) Applicable percentage ownership is based on 524,200 shares of common stock outstanding as of September 30, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal year ended June 30, 2013 and 2012.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended June 30, 2013 and 2012, and fees billed for other services rendered by McConnell & Jones, LLP during those periods.

Year Ended
	June 30, 2013	June 30, 2012
Audit fees (1)	$4,750	$4,750
Audit-related fees (2)	-	-
All other fees	-	-
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

Exhibit No.	Description
10.1	Loan Agreement dated September 12, 2013 by and between the Registrant and GreenStone Industries Ltd, filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Yair Fudim
Chief Executive Officer and Chairman
   Dated: October 10, 2013

/s/ Ofer Naveh
Chief Financial Officer
   Dated: October 10, 2013