Form 10-Q
period 2013-09-30
PEREGRINE INDUSTRIES INC
filed 2013-11-12
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On November 12, 2013, the Registrant had 524,200 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets
Back to Table of Contents

	September 30, 2013	Fiscal Year as of
	(Unaudited)	June 30, 2013
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$0	$0
Accrued interest expenses	74,196	73,125
Advances under loan agreement with related party	8,791	224,196
Convertible notes, shareholders	195,000	195,000
Total current liabilities	277,987	492,321

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	0	0
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at September 30, 2013 and June 30, 2013	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(435,871)	(650,205)
Stockholders' deficit	(277,987)	(492,321)
Total Liabilities and Stockholders' deficit	$0	$0

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

Revenue	$0	$0
Costs and expenses:
General and administrative	8,791	18,500
Interest expense	1,071	5,850
Total costs and expenses	9,862	24,350

Forgiveness of debt	224,196	0

Net income/(loss)	$214,334	$(24,350)

Basic and diluted per share amounts:
Basic and diluted net income/(loss)	$0.41	$(0.05)

Weighted average shares outstanding
Basic and diluted	524,200	524,200

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income/(loss)	$214,334	$(24,350)
Adjustments to reconcile net income/(loss) to cash used in operating activities:
Forgiveness of debt	(224,196)	0
Fair value of services provided by related parties	0	16,000
Increase in accounts payable and accrued expenses	1,071	5,850
Cash flows used in operating activities	(8,791)	(2,500)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	8,791	2,500
Cash generated by financing activities	8,791	2,500

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
September 30, 2013

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2013. The accounting policies are described in the “Notes to the Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP). The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with Accounting Standard Codification (“ASC”) 505-50, Accounting for Stock-Based Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Fair Value of Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of September 30, 2013 or 2012.

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

ASC 740 also clarifies the accounting for uncertainty in tax positions. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2006 remain open to examination by U.S. federal and state tax jurisdictions.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at September 30, 2013 and 2012. The Company has net operating losses of about $277,987, which begin to expire in 2022.

Reclassification: Certain amounts in the prior period cash flows have been reclassified to conform to the current period presentation. These reclassifications had no effect on net change in cash.

Impact of recently issued accounting standards: There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $277,987 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2013, all of which raise substantial doubt about the Company's ability to continue as a going concern.

Note 3. Convertible Notes-Shareholders

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to GreenStone, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the interest rate for all $195,000 of the convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at June 30, 2014. The conversion rate of all convertible notes is $0.05 per share. As of September 30, 2013, we have outstanding four convertible promissory notes totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

On September 12, 2013, we entered into a Loan Agreement with GreenStone under which we receive funding for general operating expenses from time-to-time as needed by the Company. The GreenStone Loan bears an interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of September 30, 2013, the outstanding balance on this loan was $8,791.

In accordance with ASC # 815, Accounting for Derivative Instruments and Hedging Activities, we evaluated the note holder’s non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments. Additionally, since the conversion price was below the current stock price a further evaluation needed to be performed for the existence of a beneficial conversion feature.

In April 2010, when the convertible notes were originally issued the price of our stock was $3.99, such price would have created a beneficial conversion feature but as the Company is and has been so thinly traded during the last 3 years, the fair value of the stock price was deemed not to be a fair value the conversion feature. Management decided that because the Company’s ability to continue as a going concern was in question and that it has no revenue sources that the conversion price was a better measure of fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

Note 4. Related Party Transactions

Fair value of services:

An entity affiliated by common management to two of our directors provided securities compliance services related to SEC filing services valued at $5,000 during the three months ended September 30, 2013 and $16,000 during the same period in 2012. These amounts are reflected in the statement of operations as general and administrative expenses.

Due to Related Parties:

Amounts due related parties consist of the fair value of services provided by an entity affiliated by common management to two of our directors and amounts related to our Loan Agreement with Greenstone, our controlling shareholder.

As of September 30, 2013, total due from related parties was $203,791, of which $195,000 of these amounts were presented as three convertible notes in the accompanying balance sheet as of September 30, 2013. As of June 30, 2013, total due from related party was $419,196, of which $195,000 of these amounts were presented as convertible notes in the accompanying balance sheets.

In July 2013, $224,196 of the total due from related party of $419,196 was waived. The Company recorded a $224,196 gain related to forgiveness of debt in connection with the change in control. The convertible notes were transferred as part of a change in control. The liability that was waived was recorded as forgiveness of debt in the income statement.

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

Recent Developments

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to GreenStone, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the interest rate for all $195,000 of the convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at June 30, 2014. The conversion rate of all convertible notes is $0.05 per share. As of September 30, 2013, we have outstanding four convertible promissory notes in the amount of $195,000 bearing an interest of 1% per annum until paid or converted.

Subsequent to our year ended June 30, 2013, GreenStone agreed to loan the Company up to $100,000 pursuant to a loan agreement, which loan will bear interest at the rate at 1% per annum. The loan will be funded by GreenStone from time-to-time, as needed by the Company, for its operating expenses, including professional legal and accounting fees. As of filing date, the Company had received $16,291 in relation to this loan.

Overview

During the three months ended September 30, 2013, our activities were related to seeking a new business opportunities. We used our limited personnel and financial resources in connection with such activities. It may be expected that in connection with the control acquisition by GreenStone, our activities in pursuing a new business opportunity will accelerate and will involve, among other things, the issuance of restricted shares of common stock.

On September 30, 2013, we had no cash or other assets and had current liabilities of $277,987. We incurred $8,791 in general and administrative expenses during the three months ended September 30, 2013 compared to $18,500 during the same period in the prior year. The decrease in general and administrative expenses is due to the fact that our current officers and directors no longer receive compensation. As a result of the change in control, the Company agreed to pay a $5,000 quarterly fee to the previous CEO and CFO for securities compliance services. We incurred interest expense of $1,071 during the three months ended September 30, 2013 as compared to $5,850 during the same period in the prior year, which decrease is due to the adjustment of the interest rate on our convertible notes outstanding. We recorded a $224,196 gain related to forgiveness of debt in connection with the change in control, which resulted in net income of $214,334 during the three months ended September 30, 2013, compared to a net loss of $24,350 during the same period in the prior year.

Liquidity and Capital Resources

During the three months ended September 30, 2013, we remained dependent upon interim funding provided by Greenstone, our control shareholder, to pay professional fees and expenses. On September 12, 2013, GreenStone, our control shareholder, agreed to loan the Company up to $100,000 pursuant to a one-year loan agreement bearing interest at a rate at 1% per annum. The loan will be funded by GreenStone as needed by the Company for its operating expenses from time-to-time. As of September 30, 2013, the Company had received $8,791 in relation to this loan. While there is no other commitment from GreenStone to provide any additional funding, we expect that GreenStone or an affiliate will provide continued funding for general administrative expenses and legal and accounting fees, until such time as we commence active business operations, the timing of which there can be no assurance. As part of our intent to seek a business combination, our new Management may seek to raise funds from the sale of equity or debt securities. Other than the Loan Agreement for up to $100,000 from GreenStone, we have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock to pursue new business opportunities. Our limited resources and lack of operating history may make it difficult to borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to facilitate new business opportunities may have a material adverse effect on our financial condition and future prospects. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Additional financing necessary for the Company to continue as a going concern is expected to be provided by GreenStone until such time, if ever, that we complete a business combination and commence business operations that generate cash flow. Our independent auditors have issued an opinion for the year ended June 30, 2013 with an explanatory paragraph based on going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2013, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
   Dated: November 12, 2013

/s/ Ofer Naveh
Chief Financial Officer
   Dated: November 12, 2013