Form 10-Q
period 2014-03-31
PEREGRINE INDUSTRIES INC
filed 2014-05-15
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

On May 15, 2014, the Registrant had 524,200 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets

	March 31, 2014	Fiscal Year as of
	(Unaudited)	June 30, 2013
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$0	$0
Accrued interest expenses	75,158	73,125
Advances under loan agreement with related party	25,256	224,196
Convertible notes, related party	159,500	195,000
Convertible notes	35,500	0
Total current liabilities	295,414	492,321

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	0	0
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at March 31, 2014 and June 30, 2013	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(453,298)	(650,205)
Stockholders' deficit	(295,414)	(492,321)
Total Liabilities and Stockholders' deficit	$0	$0

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	8,250	16,750	25,256	52,000
Interest expense	475	5,850	2,033	17,550
Total costs and expenses	8,725	22,600	27,289	69,550

Forgiveness of debt	0	0	224,196	0

Net income (loss)	(8,725)	$(22,600)	$196,907	$(69,550)

Basic and diluted per share amounts:
Basic and diluted net income (loss)	$(0.02)	$(0.04)	$0.38	$(0.13)

Weighted average shares outstanding
Basic and diluted	524,200	524,200	524,200	524,200

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income/(loss)	$196,907	$(69,550)
Adjustments to reconcile net income/(loss) to cash used in operating activities:
Forgiveness of debt	(224,196)	0
Fair value of services provided by related parties	0	48,000
Increase in accounts payable and accrued expenses	2,033	21,550
Cash flows used in operating activities	(25,256)	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	25,256	0
Cash generated by financing activities	25,256	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

PEREGRINE INDUSTRIES, INC.
Notes to Unaudited Interim Financial Statements
March 31, 2014

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

The Company had a change in control on July 8, 2013 as a result of the sale by our former principal shareholders, Richard Rubin, Thomas J. Craft, Jr. and Ivo Heiden, of their 324,000 shares of common stock, representing approximately 61.8% of the Company's outstanding common stock, to GreenStone Industries Ltd (“GreenStone”). In addition, in contemplation of the private sale of the 324,000 shares to GreenStone, on July 2, 2013, Messrs. Rubin and Heiden agreed to waive liabilities owed to them, which totaled $224,196 at June 30, 2013. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to four unaffiliated third parties. See note 3. On July 22, 2013, the Board of Directors appointed Yair Fudim, GreenStone's Chairman, as Chairman of the Company's Board of Directors and CEO of the Company and appointed Ofer Naveh, GreenStone's CFO, as CFO of the Company. On the same date, Richard Rubin resigned as CEO and CFO of the Company.

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2013. The accounting policies are described in the “Notes to the Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP). The results of operations for the nine months ended March 31, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Accounting Policies

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

Fair Value of Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2014 or 2013.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at March 31, 2014 and 2013. The Company has net operating losses of about $295,414, which begin to expire in 2023.

Reclassification: Certain amounts in the prior period cash flows have been reclassified to conform to the current period presentation. These reclassifications had no effect on net change in cash.

Impact of recently issued accounting standards: There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $453,298 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2014, all of which raise substantial doubt about the Company's ability to continue as a going concern.

Note 3. Convertible Notes-Shareholders

In April 2010, the Company issued two convertible promissory notes in the amount of $97,500 each to two shareholders totaling $195,000, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned $195,000 of their two convertible notes to four unaffiliated third parties, of which (1) $159,500 of these convertible notes were subsequently transferred to GreenStone, (2) two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties totaling $17,000 and (3) one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the annual interest rate for the $195,000 of convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at June 30, 2014. The conversion rate of all convertible notes is $0.05 per share. As of March 31, 2014, we have four convertible promissory notes outstanding totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

On September 12, 2013, we entered into a Loan Agreement with GreenStone under which we receive funding for general operating expenses from time-to-time as needed by the Company. The GreenStone Loan bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of March 31, 2014, the outstanding balance on this loan was $25,256.

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

In April 2010, when the convertible notes were originally issued the price of our stock was $3.99, such price would have created a beneficial conversion feature but as the Company is and has been so thinly traded during the last 3 years, the conversion feature was deemed not to be the fair value of the stock price . Management decided that because the Company’s ability to continue as a going concern was in question and that it has no revenue sources that the conversion price was a better measure of fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

Note 4. Related Party Transactions

Fair value of services:

An entity affiliated by common management to two of our directors provided securities compliance services related to SEC filing services valued at $7,500 during the three months ended March 31, 2014 and $6,000 during the same period in 2013. These amounts are reflected in the statement of operations as general and administrative expenses. These services were paid by our controlling shareholder during the period ended March 31, 2014 and are included in the $25,256 advances from our controlling shareholder as of March 31, 2014.

Due to Related Parties:

Amounts due related parties consist of amounts related to our Loan Agreement with Greenstone, our controlling shareholder.

As of March 31, 2014, total due to related party was $184,756, of which $159,500 relates to a convertible note held by our controlling shareholder and $25,256 relates to advances from our controlling shareholder. As of June 30, 2013, total due from related party was $419,196, of which $195,000 of these amounts were presented as convertible notes in the accompanying balance sheets.

In July 2013, $224,196 of the total due to related party of $419,196 was waived. The Company recorded a $224,196 gain related to forgiveness of debt in connection with the change in control. The convertible notes were transferred as part of a change in control. The liability that was waived was recorded as forgiveness of debt in the statement of operations.

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

Recent Developments

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to four unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to GreenStone, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the interest rate for all $195,000 of the convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at June 30, 2014. The conversion rate of all convertible notes is $0.05 per share. As of March 31, 2014, we have outstanding four convertible promissory notes in the amount of $195,000 bearing an interest of 1% per annum until paid or converted.

Subsequent to our year ended June 30, 2013, GreenStone agreed to loan the Company up to $100,000 pursuant to a loan agreement, which loan will bear interest at the rate at 1% per annum. The loan will be funded by GreenStone from time-to-time, as needed by the Company, for its operating expenses, including professional legal and accounting fees. As of filing date, the Company had received $32,756 in relation to this loan.

Overview

During the three months ended March 31, 2014, our activities were related to seeking new business opportunities. We used our limited personnel and financial resources in connection with such activities. It may be expected that in connection with the control acquisition by GreenStone, our activities in pursuing a new business opportunity will accelerate and will involve, among other things, the issuance of restricted shares of common stock.

On March 31, 2014, we had no cash or other assets and had current liabilities of $295,414. We incurred $8,250 in general and administrative expenses during the three months ended March 31, 2014 compared to $16,750 during the same period in the prior year. The decrease in general and administrative expenses is due to the fact that our current officers and directors no longer receive compensation. We incurred interest expense of $475 during the three months ended March 31, 2014 as compared to $5,850 during the same period in the prior year, which decrease is due to the adjustment of the interest rate on our convertible notes outstanding. We had a net loss of $8,725 during the three months ended March 3, 2014 as compared to a net loss of $22,600 during the same period in the prior year.

In September 2013, we recorded a $224,196 gain related to forgiveness of debt in connection with the change in control, which resulted in net income of $196,907 during the nine months ended March 31, 2014, compared to a net loss of $69,550 during the same period in the prior year.

Liquidity and Capital Resources

During the three months ended March 31, 2014, we remained dependent upon interim funding provided by Greenstone, our controlling shareholder, to pay professional fees and expenses. On September 12, 2013, GreenStone, our controlling shareholder, agreed to loan the Company up to $100,000 pursuant to a one-year loan agreement bearing interest at a rate at 1% per annum. The loan will be funded by GreenStone as needed by the Company for its operating expenses from time-to-time. As of March 31, 2014, the Company had received $25,256 in relation to this loan. While there is no other commitment from GreenStone to provide any additional funding, we expect that GreenStone or an affiliate will provide continued funding for general administrative expenses and legal and accounting fees, until such time as we commence active business operations, the timing of which there can be no assurance. As part of our intent to seek a business combination, our new Management may seek to raise funds from the sale of equity or debt securities. Other than the Loan Agreement for up to $100,000 from GreenStone, we have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PEREGRINE INDUSTRIES, INC.
By: /s/ Yair Fudim
Yair Fudim
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 15, 2014

By: /s/ Ofer Naveh
Ofer Naveh
Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)
Date: May 15, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yair Fudim
Yair Fudim
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 15, 2014

By: /s/ Ofer Naveh
Ofer Naveh
Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)
Date: May 15, 2014

By: /s/ Richard Rubin
Richard Rubin
Director
Date: May 15, 2014