Form 10-K
period 2014-06-30
PEREGRINE INDUSTRIES INC
filed 2014-10-14
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On October 13, 2014, the aggregate market value of the 36,258 common stock held by non-affiliates of the registrant was approximately $36,258 based on the bid price of the Registrants common stock on September 20, 2014. On October 13, 2014, the Registrant had 524,200 shares of common stock outstanding.

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

THERE IS NO LIQUID MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED

The Registrant's common stock is subject to quotation on the OTCQB under the symbol PGID. There is currently no liquid trading market in our common stock. There can be no assurance that there will be a liquid trading market for our common stock following consummation of a business combination and/or the commencement of business operations. In the event that a liquid trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide sufficient liquidity to investors, or whether any trading market will be sustained.

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

ADDITIONAL FINANCING REQUIREMENTS

We have no revenues and are dependent upon the willingness of new Management and/or their affiliates to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with being a public company and with our continued corporate existence. Through our fiscal year ended June 30, 2014, the Registrant has paid for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of reports under the Exchange Act with funds advanced by our former Management. We may not generate any revenues unless and until the commencement of new business operations. We believe that our principal shareholder, GreenStone, will provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. At June 30, 2013, we did not have any arrangements with our Management or any bank or financial institution to provide any additional financing and there was no assurance that any such arrangement would be available on terms acceptable and in our best interests. Subsequent to our year ended June 30, 2013, GreenStone agreed to loan the Company up to $100,000 pursuant to loan agreement, which loan will bear interest at 1% per annum. The loan will be funded by GreenStone as needed by the Company for its operating expenses on an as needed basis. We have no other written agreement or arrangement with our affiliates to provide any additional funding for our operating expenses. Notwithstanding the foregoing, it may be reasonably expected that GreenStone shall continue to fund the continued operating expenses of the Company until we commence business operations and perhaps thereafter.

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

It is the present intention of the Registrant's Management after the commencement of new business operations to seek coverage and publication of information regarding the Registrant in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuer's officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES

Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. As of June 30, 2014, we had 524,200 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	High	Low	High	Low	High	Low
First Quarter ended September 30	$1.01	$1.01	$1.01	$1.01	$1.01	$1.11
Second Quarter ended December 31	$2.50	$1.01	$1.01	$1.01	$1.01	$1.11
Third Quarter ended March 31	$1.25	$1.25	$1.01	$1.01	$1.01	$1.11
Fourth Quarter ended June 30	$1.25	$1.25	$1.01	$1.01	$1.01	$1.01

(b) As of June 30, 2014, our shares of common stock were held by approximately 180 stockholders of record. The Company's transfer agent is VStock Transfer, LLC. from Pacific Stock Transfer Co.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
The Registrant has not issued any restricted shares of common stock during the fourth quarter ended June 30, 2014.

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

Overview

Through our year ended June 30, 2014, our activities were related to seeking new business opportunities. We used our limited personnel and financial resources in connection with such activities. It may be expected that in connection with the control acquisition by GreenStone, our activities in pursuing a new business opportunity will accelerate and will involve, among other things, the issuance of restricted shares of common stock. On June 30, 2014, we had no cash or other assets and had current liabilities of $304,859. We had a net income of $187,462 due to a forgiveness of debt charge of $224,196. We incurred $33,956 in general and administrative expenses during the year 2014 compared to $70,250 during 2013. We incurred interest expense of $2,778 during the year ended June 30, 2014 compared to interest expense of $23,400 in 2013.

Liquidity and Capital Resources

Through our fiscal year ended June 30, 2014, we remained dependent upon funding provided by GreenStone to pay professional fees and expenses. Subsequent to our fiscal year end June 30, 2013, in contemplation of the change in control transaction on July 8, 2013, two of the Company's former principal shareholders agreed to waive liabilities owed to them by the Company in the aggregate amount of $224,196 at June 30, 2013. In addition, on September 12, 2013, GreenStone agreed to loan the Company up to $100,000 pursuant to a loan agreement bearing interest at a rate at 1% per annum. The loan will be funded by GreenStone as needed by the Company for its operating expenses from time-to-time. As of filing date, the Company had received $32,756 in relation to this loan. While there is no other commitment from GreenStone to provide any additional funding, we expect that GreenStone or an affiliate will provide continued funding for general administrative expenses and legal and accounting fees, until such time as we commence active business operations, the timing of which there can be no assurance. As part of our intent to seek a business combination, Management may seek to raise funds from the sale of equity or debt securities. Other than the loan agreement for up to $100,000 from GreenStone, we have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

Through our fiscal year ended June 30, 2014, the Company had no assets and only had available the limited capital advanced by our former principal shareholders. Additional financing necessary for the Company to continue as a going concern is expected to be provided by GreenStone until such time, if ever, that we complete a business combination and commence business operations that generate cash flow. Our independent auditors have issued an unqualified audit opinion for the year ended June 30, 2014 with an explanatory paragraph based on going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

McConnell & Jones LLP
Report of Independent Registered Public Accounting Firm

To the Board of Directors Peregrine Industries, Inc.

We have audited the accompanying balance sheets of Peregrine Industries, Inc. (“The Company”) as of June 30, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Industries as of June 30, 2014 and 2013 and the results of its operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas
October 13, 2014

3040 Post Oak Blvd., Suite 1600
Houston, TX 77056
Phone: 713.968.1600
Fax: 713.968.1601

Peregrine Industries, Inc.
Balance Sheets

	Fiscal Year as of	Fiscal Year as of
	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$1,200	$0
Accrued interest expenses	75,903	73,125
Advances under loan agreement with related party	32,756	224,196
Convertible notes, shareholders	195,000	195,000
Total current liabilities	304,859	492,321

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	0	0
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at June 30, 2014 and June 30, 2013	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(462,743)	(650,205)
Stockholders' deficit	(304,859)	(492,321)
Total Liabilities and Stockholders' deficit	$0	$0

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2014	June 30, 2013
Revenue	$0	$0

Costs and Expenses:
General and administrative	33,956	70,250
Interest expenses	2,778	23,400
Total costs and expenses	36,734	93,650

Forgiveness of debt	224,196	0

Net income (loss)	$187,462	$(93,650)

Per share amounts:
Basic and diluted net income (loss)	$0.36	$(0.18)

Weighted average shares outstanding (basic and diluted)	524,200	524,200

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statement of Stockholders' Deficit

	Common
		Common	Additional
		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2012	524,200	$52	157,832	(556,555)	(398,671)
Net loss				(93,650)	(93,650)
Balance at June 30, 2013	524,200	$52	157,832	(650,205)	(492,321)
Net income				187,462	187,462
Balance at June 30, 2014	524,200	$52	$157,832	$(462,743)	$(304,859)

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$187,462	$(93,650)
Adjustments required to reconcile net income (loss) to cash used in operating activities:
Forgiveness of debt	(224,196)	0

Fair value of services provided by related parties	0	65,500
Accounts payable - trade	1,200	0
Accrued interest expenses	2,778	23,400
Net cash used in operating activities	(32,756)	(4,750)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	0
Cash advances from related parties	32,756	4,750
Net cash provided by financing activities	32,756	4,750

Change in cash
Cash - Beginning of year	0	0
Cash - End of year	$0	$0

See accompanying notes to the financial statements.

PEREGRINE INDUSTRIES, INC.
Notes to the Financial Statements
June 30, 2014

Note 1. Basis of Presentation

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. The Company was formerly located in Deerfield Beach, Florida. Products were primarily sold throughout the United States, Canada, and Brazil. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. At present, the Company has no business operations and is deemed to be a shell company. The Company had a change in control on July 8, 2013 as a result of the sale by our former principal shareholders, Richard Rubin, Thomas J. Craft, Jr. and Ivo Heiden, of their 324,000 shares of common stock, representing approximately 61.8% of the Company's outstanding common stock, to GreenStone Industries Ltd ("GreenStone"). In addition, in contemplation of the private sale of the 324,000 shares to GreenStone, on July 2, 2013, Messrs. Rubin and Heiden agreed to waive liabilities owed to them, which totaled $224,196 at June 30, 2013. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties and one affiliated party. See note 3. On July 22, 2013, the Board of Directors appointed Yair Fudim, GreenStone's Chairman, as Chairman of the Company's Board of Directors and CEO of the Company and appointed Ofer Naveh, GreenStone's CFO, as CFO of the Company. On the same date, Richard Rubin resigned as CEO and CFO of the Company.

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

Fair Value of Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2014 or 2013.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2014 and 2013. The Company has net operating losses of approximately $463,000, which begin to expire in 2024.

Impact of recently issued accounting standards: There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $462,743 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2014, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2014 or 2013.

Note 4. Convertible Notes-Shareholders

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2014. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes, of which $159,500 of these convertible notes were subsequently transferred to GreenStone, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the annual interest rate for the $195,000 of convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at June 30, 2015. The conversion rate of all convertible notes is $0.05 per share. As of June 30, 2014, we have four convertible promissory notes outstanding totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

On September 12, 2013, we entered into a Loan Agreement with GreenStone under which we receive funding for general operating expenses from time-to-time as needed by the Company. The GreenStone Loan bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of June 30, 2014, the outstanding balance on this loan was $32,756.

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

At April 2010, when the convertible notes were issued the price of our stock was $3.99, such price would have created a beneficial conversion feature but as the Company is and has been so thinly traded during the last 3 years, the fair value of the stock price was deemed not to be a fair value the conversion feature. Management decided that because the Company's ability to continue as a going concern was in question and that it has no revenue sources that a conversion price of $0.05 was a better measure of fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

Note 5. Related Party Transactions

Fair value of services:

An entity affiliated by common management with two of our directors provided securities compliance services related to SEC filing services valued at $27,465 during the year ended June 30, 2014 and $24,000 during the same period in 2013. These amounts are reflected in the statement of operations as general and administrative expenses.

Due to Related Parties:

Amounts due related parties consist of amounts related to our Loan Agreement with Greenstone, our controlling shareholder.

As of June 30, 2014, total due to related party was $253,888, of which $159,000 relates to a convertible note held by our control shareholder, $62,132 in accrued interest and $32,756 relates to advances from our control shareholder. As of June 30, 2013, total due from related party was $419,196, of which $195,000 of these amounts were presented as convertible notes in the accompanying balance sheets.

In July 2013, $224,196 of the total due to related party of $419,196 was waived. The Company recorded a $224,196 gain related to forgiveness of debt in connection with the change in control. The convertible notes were transferred as part of a change in control. The liability that was waived was recorded as forgiveness of debt in the income statement.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of June 30, 2014. The Company has no non-cancellable operating leases.

Note 7. Subsequent Events

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

N.A.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended June 30, 2014.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of June 30, 2014, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Yair Fudim	65	Chairman and CEO
Ofer Naveh	43	CFO
Richard Rubin	72	Director
Ivo Heiden	47	Director

Yair Fudim, 65, Chairman and CEO of the Registrant, has also been serving as Chairman of the Board of GreenStone since February 2013, prior to which he served as GreenStone's CEO from February 2010 until March 2013. Since February 2013 Mr. Fudim has been Chairman of the Board of RVB Holdings Ltd, a public company organized under the laws of the State of Israel having shares subject to quotation on the OTCQB under the symbol RVBHF. From April 1991 through April 2013, Mr. Fudim also served as CEO of Leader Holdings & Investments Ltd, a public company organized under the laws of the State of Israel and listed on the Tel Aviv Stock Exchange. Mr. Fudim also serves as Chairman of the Board of Leader Capital Markets Ltd., a Tel Aviv Stock Exchange listed public company organized under the laws of the State of Israel and a subsidiary of Leader. Mr. Fudim holds a B.A. in Economics and an MBA from the Hebrew University of Jerusalem.

Ofer Naveh, 43, CFO, has served as CFO of GreenStone since April 2010. Since November 2011, Mr. Naveh served as CFO of RVB Holdings Ltd, a public company organized under the laws of the State of Israel having shares subject to quotation on the OTCQB under the symbol RVBHF. Mr. Naveh served as the Director of Finance of Polar Communications Ltd, a public company organized under the laws of the State of Israel and listed on the Tel Aviv Stock Exchange from 2006 through March 2012. From 2005 to 2010, Mr. Naveh served as a controller of S.R Accord Technologies Ltd, a public company organized under the laws of the State of Israel and listed on the Tel Aviv Stock Exchange. From 2000 to 2005, Mr. Naveh served as an Audit Manager in KPMG Somekh Chaikin, Israel. Mr. Naveh holds a B.A. in Accounting and Business from The College of Management Academic Studies and a M.A. in Law from Bar-Ilan University.

Richard Rubin, 72, Director of the Registrant, has been an officer and a director of the Registrant since March 30, 2004. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities services and reorganizing distressed public companies.

Ivo Heiden, 47, Director of the Registrant, has been a director of the Registrant since December 2009. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service and reorganizing distressed public companies. Mr. Heiden is CEO, CFO and Chairman of Zaxis International, Inc., a public reporting company trading on the OTCQB.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending June 30, 2014, 2013 and 2012.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All other Compensation ($)
Yair Fudim, CEO, (1)	2014	0	-0-	-0-	-0-	-0-	-0-	-0-
Ofer Naveh, CFO, (2)	2014	0	-0-	-0-	-0-	-0-	-0-	-0-
Richard Rubin, former CEO, CFO	2013	24,000	-0-	-0-	-0-	-0-	-0-	-0-
	2012	24,000	-0-	-0-	-0-	-0-	-0-	-0-
(1) Mr. Fudim was appointed CEO of the Registrant in July 2013.
(2) Mr. Naveh was appointed CFO of the Registrant in July 2013.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

TEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of September 20, 2014. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

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
6230Wilshire Blvd., Suite 46
Los Angeles, CA 90048

Merrill Yarbrough	87,316	16.65%
2905 Via Napoli
Deerfield Beach, FL 33442
All Directors and Executive Officers as a Group (4 people)	0	0%

(1) Applicable percentage ownership is based on 524,200 shares of common stock outstanding as of September 30, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal year ended June 30, 2014 and 2013.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended June 30, 2014 and 2013, and fees billed for other services rendered by McConnell & Jones, LLP during those periods.

Year Ended
	June 30, 2014	June 30, 2013
Audit fees (1)	$4,750	$4,750
Audit-related fees (2)	-	-
All other fees	-	-
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
   Dated: October 14, 2014

/s/ Ofer Naveh
Chief Financial Officer
   Dated: October 14, 2014