Form 10-Q
period 2014-09-30
PEREGRINE INDUSTRIES INC
filed 2014-11-13
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On November 13, 2014, the Registrant had 524,200 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets

	September 30, 2014
	(Unaudited)	June 30, 2014
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$3,700	$1,200
Accrued interest expenses	76,471	75,903
Advances under loan agreement with related party	40,256	32,756
Convertible notes, shareholders	195,000	195,000
Total current liabilities	315,427	304,859

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	0	0
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at September 30, 2014 and June 30, 2014	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(473,311)	(462,743)
Stockholders' deficit	(315,427)	(304,859)
Total Liabilities and Stockholders' deficit	$0	$0

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)

Revenue	$0	$0
Costs and expenses:
General and administrative	10,000	8,791
Interest expense	568	1,071
Total costs and expenses	10,568	9,862

Forgiveness of debt	0	224,196

Net income (loss)	$(10,568)	$214,334

Basic and diluted per share amounts:
Basic and diluted net income (loss)	$(0.02)	$0.41

Weighted average shares outstanding
Basic and diluted	524,200	524,200

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(10,568)	$214,334
Adjustments to reconcile net income (loss) to cash used in operating activities:
Forgiveness of debt	0	(224,196)
Increase in accounts payable and accrued expenses	3,068	1,071
Cash flows used in operating activities	(7,500)	(8,791)

Cash flows from financing activities:
Advances from related parties	7,500	8,791
Cash generated by financing activities	7,500	8,791

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

PEREGRINE INDUSTRIES, INC.
 Notes to Unaudited Interim Financial Statements
September 30, 2014

Note 1. Basis of Presentation

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. The Company was formerly located in Deerfield Beach, Florida. Products were primarily sold throughout the United States, Canada, and Brazil. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. At present, the Company has no business operations and is deemed to be a shell company. The Company had a change in control on July 8, 2013. The former principal shareholders of the Company sold their control shareholdings to GreenStone Industries Ltd ("GreenStone"). On July 22, 2013, the Board of Directors appointed Yair Fudim, GreenStone's Chairman, as Chairman of the Company's Board of Directors and CEO of the Company and appointed Ofer Naveh, GreenStone's CFO, as CFO of the Company. On the same date, Richard Rubin resigned as CEO and CFO of the Company.

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2014. The accounting policies are described in the “Notes to the Financial Statements” in the 2014 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP). The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of September 30, 2014 or 2013.

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

ASC 740 also clarifies the accounting for uncertainty in tax positions. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2004 remain open to examination by U.S. federal and state tax jurisdictions.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at September 30, 2014 and 2013. The Company has net operating losses of about $473,311, which begin to expire in 2024.

Impact of recently issued accounting standards: There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $473,311 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2014, all of which raise substantial doubt about the Company's ability to continue as a going concern.

Note 3. Convertible Notes-Shareholders

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to GreenStone, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the annual interest rate for the $195,000 of convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at June 30, 2014. The conversion rate of all convertible notes is $0.05 per share. As of September 30, 2014, we have four convertible promissory notes outstanding totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

On September 12, 2013, we entered into a Loan Agreement with GreenStone under which we receive funding for general operating expenses from time-to-time as needed by the Company. The GreenStone Loan bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of September 30, 2014, the outstanding balance on this loan was $40,256.

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

Note 4. Related Party Transactions

Fair value of services:

An entity affiliated by common management to one of our directors provided securities compliance services related to SEC filing services valued at $7,500 during the three months ended September 30, 2014 and $5,000 during the same period in 2013. These amounts are reflected in the statement of operations as general and administrative expenses.

Due to Related Parties:

Amounts due related parties consist of amounts related to our Loan Agreement with Greenstone, our controlling shareholder.

As of September 30, 2014, total due to related party was $262,019, of which $159,500 relates to a convertible note held by our control shareholder, $62,263 in accrued interest and $40,256 relates to advances from our control shareholder. As of September 30, 2013, total due from related party was $277,987, of which $195,000 represent convertible notes in the accompanying balance sheets.

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

Recent Developments

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to GreenStone, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the interest rate for all $195,000 of the convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at June 30, 2014. The conversion rate of all convertible notes is $0.05 per share. As of September 30, 2014, we have outstanding four convertible promissory notes in the amount of $195,000 bearing an interest of 1% per annum until paid or converted.

On October 27, 2014, the Registrant's Board of Directors accepted the resignation of Ivo Heiden as a director of the Company. Mr. Heiden resigned in order to pursue other business opportunities and had no disagreements with the Company's operations, policies or practices.

Overview

During the three months ended September 30, 2014, our activities were related to seeking a new business opportunities. We used our limited personnel and financial resources in connection with such activities. It may be expected that in connection with the control acquisition by GreenStone, our activities in pursuing a new business opportunity will accelerate and will involve, among other things, the issuance of restricted shares of common stock.

On September 30, 2014, we had no cash or other assets and had current liabilities of $315,427. We incurred $10,000 in general and administrative expenses during the three months ended September 30, 2014 compared to $8,791 during the same period in the prior year. The decrease in general and administrative expenses is due to the fact that our current officers and directors no longer receive compensation. We incurred interest expense of $568 during the three months ended September 30, 2014 as compared to $1,071 during the same period in the prior year, which decrease is due to the adjustment of the interest rate on our convertible notes outstanding. We had a net loss of $10,568 during the three months ended September 30, 2014 as compared to a net loss of $9,862 during the same period in the prior year.

Liquidity and Capital Resources

During the three months ended September 30, 2014, we remained dependent upon interim funding provided by Greenstone, our controlling shareholder, to pay professional fees and expenses. On September 12, 2013, GreenStone, our controlling shareholder, agreed to loan the Company up to $100,000 pursuant to a one-year loan agreement bearing interest at a rate at 1% per annum. The loan will be funded by GreenStone as needed by the Company for its operating expenses from time-to-time. As of September 30, 2014, the Company had received $40,256 in relation to this loan. While there is no other commitment from GreenStone to provide any additional funding, we expect that GreenStone or an affiliate will provide continued funding for general administrative expenses and legal and accounting fees, until such time as we commence active business operations, the timing of which there can be no assurance. As part of our intent to seek a business combination, our new Management may seek to raise funds from the sale of equity or debt securities. Other than the Loan Agreement for up to $100,000 from GreenStone, we have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

Additional financing necessary for the Company to continue as a going concern is expected to be provided by GreenStone until such time, if ever, that we complete a business combination and commence business operations that generate cash flow. Our independent auditors have issued an opinion for the year ended June 30, 2014 with an explanatory paragraph based on going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
   Dated: November 13, 2014

/s/ Ofer Naveh
Chief Financial Officer
   Dated: November 13, 2014