Form 10-Q
period 2014-12-31
PEREGRINE INDUSTRIES INC
filed 2015-02-17
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

On February 13, 2015, the Registrant had 524,200 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets

	December 31, 2014
	(Unaudited)	June 30, 2014
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$0	$1,200
Accrued interest expenses	77,039	75,903
Advances under loan agreement with related party	52,638	32,756
Convertible note, related party	159,500	159,500
Convertible notes, unrelated parties	35,500	35,500
Total current liabilities	324,677	304,859

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	0	0
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at December 31, 2014 and June 30, 2014	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(482,561)	(462,743)
Stockholders' deficit	(324,677)	(304,859)
Total Liabilities and Stockholders' deficit	$0	$0

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	8,682	8,215	18,682	17,006
Interest expense	568	487	1,136	1,558
Total costs and expenses	9,250	8,702	19,818	18,564

Forgiveness of debt	0	0	0	224,196

Net income (loss)	(9,250)	$(8,702)	$(19,818)	$205,632

Basic and diluted per share amounts:
Basic and diluted net income (loss)	$(0.02)	$(0.02)	$(0.04)	$0.39

Weighted average shares outstanding
Basic and diluted	524,200	524,200	524,200	524,200

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(19,818)	$205,632
Adjustments to reconcile net income (loss) to cash used in operating activities:
Forgiveness of debt	0	(224,196)
Fair value of services provided by related parties	0	0
Increase (decrease) in accounts payable and accrued expenses	(64)	1,558
Cash used in operating activities	(19,882)	(17,006)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	19,882	17,006
Cash generated by financing activities	19,882	17,006

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

PEREGRINE INDUSTRIES, INC.
 Notes to Unaudited Interim Financial Statements
December 31, 2014

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

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2014. The accounting policies are described in the “Notes to the Financial Statements” in the 2014 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP). The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2014 or 2013.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at December 31, 2014 and 2013. The Company has net operating losses of about $482,561, which begin to expire in 2024.

Impact of recently issued accounting standards: There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $482,561 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2014, all of which raise substantial doubt about the Company's ability to continue as a going concern.

Note 3. Convertible Notes-Shareholders

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to GreenStone, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the annual interest rate for the $195,000 of convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at June 30, 2015. The conversion rate of all convertible notes is $0.05 per share. As of December 31, 2014, we have four convertible promissory notes outstanding totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

On September 12, 2013, we entered into a Loan Agreement with GreenStone under which we receive funding for general operating expenses from time-to-time as needed by the Company. The GreenStone Loan bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of December 31, 2014, the outstanding balance on this loan was $52,638.

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

Note 4. Related Party Transactions

Fair value of services:

An entity affiliated by common management to one of our former directors provided securities compliance services related to SEC filing services valued at $7,500 and $15,000 during the three and six months ended December 31, 2014 and $7,465 and $12,465, respectively, during the same periods in 2013. These amounts are reflected in the statement of operations as general and administrative expenses.

Due to Related Parties:

Amounts due related parties consist of amounts related to our Loan Agreement with Greenstone, our controlling shareholder.

As of December 31, 2014, total due to related party was $274,798, of which $159,500 relates to a convertible note held by our control shareholder, $62,660 in accrued interest and $52,638 relates to advances from our control shareholder. As of December 31, 2013, total due from related party was $252,842, of which $159,500 represent a convertible note held by our control shareholder, $61,086 in accrued interest and $32,756 represent advances from our control shareholder.

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

Recent Developments

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to GreenStone, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the interest rate for all $195,000 of the convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at June 30, 2015. The conversion rate of all convertible notes is $0.05 per share. As of December 31, 2014, we have outstanding four convertible promissory notes in the amount of $195,000 bearing an interest of 1% per annum until paid or converted.

On October 27, 2014, the Registrant's Board of Directors accepted the resignation of Ivo Heiden as a director of the Company. Mr. Heiden resigned in order to pursue other business opportunities and had no disagreements with the Company's operations, policies or practices.

On November 20, 2014, the Registrant's Board of Directors accepted the resignation of Richard Rubin as a director of the Company. Mr. Rubin resigned in order to pursue other business opportunities and had no disagreements with the Company's operations, policies or practices.

Overview

Our activities are related to seeking a new business opportunities. We used our limited personnel and financial resources in connection with such activities. It may be expected that in connection with the control acquisition by GreenStone, our activities in pursuing a new business opportunity will accelerate and will involve, among other things, the issuance of restricted shares of common stock.

Results of Operations during the three-month period ended December 31, 2014 as compared to the three-month period ended December 31, 2013

We have not generated any revenues during the three months ended December 31, 2014 and 2013. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the three months ended December 31, 2014, we incurred a net loss of $9,250 due to general and administrative expenses of $8,682 and interest expenses of $568 compared to a net loss during the three months ended December 31, 2013 of $8,702 mainly due to general and administrative expenses of $8,215 and interest expenses of $487.

Results of Operations during the six-month period ended December 31, 2014 as compared to the six-month period ended December 31, 2013

We have not generated any revenues during the six months ended December 31, 2014 and 2013. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the six months ended December 31, 2014, we incurred a net loss of $19,818 due to general and administrative expenses of $18,682 and interest expenses of $1,136 compared to a net loss during the six months ended December 31, 2013 of $18,564 mainly due to general and administrative expenses of $17,006 and interest expenses of $1,558.

Liquidity and Capital Resources

During the three and six months ended December 31, 2014, we remained dependent upon interim funding provided by Greenstone, our controlling shareholder, to pay professional fees and expenses. On September 12, 2013, GreenStone, our controlling shareholder, agreed to loan the Company up to $100,000 pursuant to a one-year loan agreement bearing interest at a rate at 1% per annum. The loan will be funded by GreenStone as needed by the Company for its operating expenses from time-to-time. As of December 31, 2014, the Company had received $52,638 under this loan agreement. While there is no other commitment from GreenStone to provide any additional funding, we expect that GreenStone or an affiliate will provide continued funding for general administrative expenses and legal and accounting fees, until such time as we commence active business operations, the timing of which there can be no assurance. As part of our intent to seek a business combination, our new Management may seek to raise funds from the sale of equity or debt securities. Other than the Loan Agreement for up to $100,000 from GreenStone, we have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

On December 31, 2014, we had no assets and had total current liabilities of $324,677 consisting of $77,039 in accrued interest, $52,638 in advances under a loan agreement with GreenStone, a related party, and $195,000 in convertible notes.

We financed our negative cash flows from operations of $19,882 during the six months ended December 31, 2014, which was due to a net loss of $19,818 offset by a decrease in accrued liabilities of $64 through advances of $19,882 made by a related party.

We financed our negative cash flows from operations of $17,006 during the six months ended December 31, 2013, which was due to a net income of $205,632 offset by $224,196 in forgiveness of debt and an increase in accrued accounts payable and accrued liabilities of $1,558 through advances of $17,006 made by a related party.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: February 17, 2015

/s/ Ofer Naveh
Chief Financial Officer
   Dated: February 17, 2015