Form 10-Q
period 2015-03-31
PEREGRINE INDUSTRIES INC
filed 2015-05-15
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On May 14, 2015, the Registrant had 524,200 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets
At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	Year Ended
	(Unaudited)	June 30, 2014
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$750	$1,200
Accrued interest expenses	77,678	75,903
Advances under loan agreement with related party	67,638	32,756
Convertible notes	35,500	35,500
Convertible notes, control shareholder	159,500	159,500
Total current liabilities	341,066	304,859

Stockholders' deficit:
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued	0	0
Common stock, $0.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at March 31, 2015 and June 30, 2014	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(498,950)	(462,743)
Stockholders' deficit	(341,066)	(304,859)
Total Liabilities and Stockholders' deficit	$0	$0

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Operations
For the Three and Nine Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	15,750	8,250	34,432	25,256
Interest expense	639	475	1,775	2,033
Total costs and expenses	16,389	8,725	36,207	27,289

Forgiveness of debt	0	0	0	224,196

Net income (loss)	(16,389)	$(8,725)	$(36,207)	$196,907

Basic and diluted per share amounts:
Basic and diluted net income (loss)	$(0.03)	$(0.02)	$(0.07)	$0.38

Weighted average shares outstanding
Basic and diluted	524,200	524,200	524,200	524,200

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows
For the Three and Nine Months Ended March 31, 2015 and 2014 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income/(loss)	$(36,207)	$196,907
Adjustments to reconcile net income/(loss) to cash used in operating activities:
Forgiveness of debt	0	(224,196)
Increase in accounts payable and accrued expenses	1,325	2,033
Cash flows used in operating activities	(34,882)	(25,256)

Cash flows from financing activities:
Advances from related parties	34,882	25,256
Cash generated by financing activities	34,882	25,256

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
 Notes to Unaudited Interim Financial Statements
March 31, 2015

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

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2014. The accounting policies are described in the "Notes to the Financial Statements" in the 2014 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP). The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with Accounting Standard Codification ("ASC") 505-50, Accounting for Stock-Based Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Fair Value of Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2015 or 2014.

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

ASC 740 also clarifies the accounting for uncertainty in tax positions. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2003 remain open to examination by U.S. federal and state tax jurisdictions.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at March 31, 2015 and 2014. The Company has net operating losses of about $498,950, which begin to expire in 2025.

Impact of recently issued accounting standards:   There were no new accounting pronouncements that had a significant impact on the Company's operating results or financial position.

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $498,950 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2015, all of which raise substantial doubt about the Company's ability to continue as a going concern.

Note 3. Convertible Notes

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to GreenStone, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the annual interest rate for the $195,000 of convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at June 30, 2015. The conversion rate of all convertible notes is $0.05 per share. As of March 31, 2015, we have four convertible promissory notes outstanding totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

On September 12, 2013, we entered into a Loan Agreement with GreenStone under which we receive funding for general operating expenses from time-to-time as needed by the Company. The GreenStone Loan bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of March 31, 2015, the outstanding balance on this loan was $67,638 and accrued interest of $596.

In accordance with ASC # 815, Accounting for Derivative Instruments and Hedging Activities, we evaluated the note holder's non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments. Additionally, since the conversion price was below the current stock price a further evaluation needed to be performed for the existence of a beneficial conversion feature.

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

Note 4. Related Party Transactions

Fair value of services:

An entity affiliated by common management to one of our former directors provided securities compliance services related to SEC filing services valued at $7,500 and $22,500 during the three and nine months ended March 31, 2015 and $7,500 and $19,965, respectively, during the same periods in the prior year. These amounts are reflected in the statement of operations as general and administrative expenses.

Due to Related Parties:

Amounts due to related parties relates to our Loan Agreement with Greenstone, our controlling shareholder.

As of March 31, 2015, total due to related party was $290,782, of which $159,500 relates to a convertible note held by our control shareholder, $63,644 in accrued interest and $67,638 relates to advances from our control shareholder. As of March 31, 2014, total due to related party was $184,756, of which $159,500 relates to a convertible note held by our controlling shareholder and $25,256 relates to advances from our controlling shareholder.

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

Recent Developments

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to GreenStone, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the interest rate for all $195,000 of the convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at June 30, 2015. The conversion rate of all convertible notes is $0.05 per share. As of March 31, 2015, we have outstanding four convertible promissory notes in the amount of $195,000 bearing an interest of 1% per annum until paid or converted.

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

Results of Operations during the three-month period ended March 31, 2015 as compared to the three-month period ended March 31, 2014

We have not generated any revenues during the three months ended March 31, 2015 and 2014. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the three months ended March 31, 2015, we incurred a net loss of $16,389 due to general and administrative expenses of $15,750 and interest expenses of $639 compared to a net loss during the three months ended March 31, 2014 of $8,725 due to general and administrative expenses of $8,250 and interest expenses of $475.

Results of Operations during the nine-month period ended March 31, 2015 as compared to the nine-month period ended March 31, 2014

We have not generated any revenues during the nine months ended March 31, 2015 and 2014. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the nine months ended March 31, 2015, we incurred a net loss of $36,207 due to general and administrative expenses of $34,432 and interest expenses of $1,775 compared to a gain during the nine months ended March 31, 2014 of $196,907 due to general and administrative expenses of $25,256, interest expenses of $2,033 and a one-time gain of $224,196 due to forgiveness of debt.

Liquidity and Capital Resources

During the three months ended March 31, 2015, we remained dependent upon interim funding provided by Greenstone, our controlling shareholder, to pay professional fees and expenses. On September 12, 2013, GreenStone, our controlling shareholder, agreed to loan the Company up to $100,000 pursuant to a one-year loan agreement bearing interest at a rate at 1% per annum. The loan will be funded by GreenStone as needed by the Company for its operating expenses from time-to-time. As of March 31, 2015, the Company had received $67,638 under this loan agreement. While there is no other commitment from GreenStone to provide any additional funding, we expect that GreenStone or an affiliate will provide continued funding for general administrative expenses and legal and accounting fees, until such time as we commence active business operations, the timing of which there can be no assurance. As part of our intent to seek a business combination, our new Management may seek to raise funds from the sale of equity or debt securities. Other than the Loan Agreement for up to $100,000 from GreenStone, we have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

On March 31, 2015, we had no assets and had total current liabilities of $341,066 consisting of $77,678 in accrued interest, $67,638 in advances under a loan agreement with GreenStone, a related party, and $195,000 in convertible notes.

We financed our negative cash flows from operations of $34,882 during the nine months ended March 31, 2015, which was due to a net loss of $36,207 offset by a increase in accrued liabilities of $1,325 through related party borrowings of $34,882.

We financed our negative cash flows from operations of $25,256 during the nine months ended March 31, 2014, which was due to a net income of $196,907 offset by $224,196 in forgiveness of debt and an increase in accrued accounts payable and accrued liabilities of $2,033 through related party borrowings of $25,256.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PEREGRINE INDUSTRIES INC.
By: /s/ Yair Fudim
Yair Fudim
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 14, 2015

By: /s/ Ofer Naveh
Ofer Naveh
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 14, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yair Fudim
Yair Fudim
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 14, 2015