Form 10-K
period 2015-06-30
PEREGRINE INDUSTRIES INC
filed 2015-09-29
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On September 29, 2015, the aggregate market value of the 36,258 common stock held by non-affiliates of the registrant was approximately $18,491 based on the last price of the Registrants common stock on June 30, 2015. On September 29, 2015, the Registrant had 524,200 shares of common stock outstanding.

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

Effective July 22, 2013 and in connection with the change in control transaction, the Registrant's Board of Directors appointed Mr. Yair Fudim, Chairman of GreenStone, as Chairman of the Board of Directors and Chief Executive Officer of the Registrant. Mr. Fudim joined then present directors, Messrs. Ivo Heiden and Richard Rubin, resulting in a Board of Directors consisting of three (3) members. On the same date, the Registrant's Board of Directors also appointed Ofer Naveh, CFO of GreenStone, as CFO of the Registrant. Effective July 22, 2013, Richard Rubin resigned as CEO and CFO of the Registrant.

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

ADDITIONAL FINANCING REQUIREMENTS

We have no revenues and are dependent upon the willingness of new Management and/or their affiliates to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with being a public company and with our continued corporate existence. Through our fiscal year ended June 30, 2015, the Registrant has paid for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of reports under the Exchange Act with funds advanced by our former Management. We may not generate any revenues unless and until the commencement of new business operations. We believe that our principal shareholder, GreenStone, will provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. On September 12, 2013, GreenStone agreed to loan the Company up to $100,000 pursuant to loan agreement, which loan will bear interest at 1% per annum. The loan will be funded by GreenStone as needed by the Company for its operating expenses on an as needed basis. We have no other written agreement or arrangement with our affiliates to provide any additional funding for our operating expenses. Notwithstanding the foregoing, it may be reasonably expected that GreenStone shall continue to fund the continued operating expenses of the Company until we commence business operations and perhaps thereafter.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES

Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. As of June 30, 2015, we had 524,200 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	High	Low	High	Low	High	Low
First Quarter ended September 30	$0.51	$0.51	$1.01	$1.01	$1.01	$1.11
Second Quarter ended December 31	$0.51	$0.51	$2.50	$1.01	$1.01	$1.11
Third Quarter ended March 31	$0.51	$0.51	$1.25	$1.25	$1.01	$1.11
Fourth Quarter ended June 30	$0.51	$0.51	$1.25	$1.25	$1.01	$1.01

(b) As of June 30, 2015, our shares of common stock were held by approximately 180 stockholders of record. The Company's transfer agent is VStock Transfer, LLC. from Pacific Stock Transfer Co.

(c) Dividends

We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities

The Registrant has not issued any restricted shares of common stock during the fourth quarter ended June 30, 2015.

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

Recent Developments

The Company had a change in control on July 8, 2013 as a result of the sale by our former principal shareholders, Richard Rubin, Thomas J. Craft, Jr. and Ivo Heiden, of their 324,000 shares of common stock, representing approximately 61.8% of the Company's outstanding common stock, to GreenStone Industries Ltd. In addition, in contemplation of the private sale of the 324,000 shares to GreenStone, on July 2, 2013, Messrs. Rubin and Heiden agreed to waive liabilities owed to them, which totaled $224,196 at June 30, 2013. On July 22, 2013, the Board of Directors appointed Yair Fudim, GreenStone's Chairman, as Chairman of the Company's Board of Directors and CEO of the Company and appointed Ofer Naveh, GreenStone's CFO, as CFO of the Company. On the same date, Richard Rubin resigned as CEO and CFO of the Company. On September 12, 2013, GreenStone agreed to loan the Company up to $100,000 pursuant to a loan agreement, which loan will bear an interest rate at 1% per annum. The loan will be funded by GreenStone from time-to-time, as needed by the Company, for its operating expenses, including professional legal and accounting fees. As of June 30, 2015, the Company had received $76,842 under this loan agreement.

On October 27, 2014, the Registrant's Board of Directors accepted the resignation of Ivo Heiden as a director of the Registrant. On November 20, 2014, the Registrant's Board of Directors accepted the resignation of Richard Rubin as a director of the Registrant. Mr. Heiden and Mr. Rubin resigned in order to pursue other business opportunities and had no disagreements with the Registrant's operations, policies or practices.

At the date of this report, the Company's sole Director is Yair Fudim.

Overview

Through our year ended June 30, 2015 and 2014, our activities were related to seeking new business opportunities. We used our limited personnel and financial resources in connection with such activities. It may be expected that in connection with the control acquisition by GreenStone, our activities in pursuing a new business opportunity will accelerate and will involve, among other things, the issuance of restricted shares of common stock.

Results of Operations during the year ended June 30, 2015 as compared to the year ended June 30, 2014

We have not generated any revenues during the year 2015 and 2014. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $45,897 in net loss due to expenses consisting of general and administrative expenses of $43,476 and interest expenses of $2,421 during the year ended June 30, 2015 compared to a net income of $187,462 due to expenses consisting of general and administrative expenses of $33,956, interest expenses of $2,778 and forgiveness of debt of $224,196 during the year ended June 30, 2014.

Our general and administrative expenses increased by $9,520 or 28% during the year 2015 as compared to the same period in the prior year mainly due to an increase in professional fees.

Liquidity and Capital Resources

On June 30, 2015, we had no cash or other assets and had current liabilities of $350,756 consisting of $590 in accounts payable, $78,324 in accrued interest, $76,842 in advances from Greenstone and $195,000 in four convertible notes.

Through our fiscal year ended June 30, 2015, we remained dependent upon funding provided by GreenStone to pay professional fees and expenses. Subsequent to our fiscal year end June 30, 2013, in contemplation of the change in control transaction on July 8, 2013, two of the Company's former principal shareholders agreed to waive liabilities owed to them by the Company in the aggregate amount of $224,196 at June 30, 2013. In addition, on September 12, 2013, GreenStone agreed to loan the Company up to $100,000 pursuant to a loan agreement bearing interest at a rate at 1% per annum. The loan will be funded by GreenStone as needed by the Company for its operating expenses from time-to-time. As of June 30, 2015, the Company had received $76,842 under this loan agreement. We expect that GreenStone or an affiliate will provide continued funding for general administrative expenses and legal and accounting fees, until such time as we commence active business operations. As part of our intent to seek a business combination, Management may seek to raise funds from the sale of equity or debt securities. Other than the loan agreement for up to $100,000 from GreenStone, we have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

As of June 30, 2015, the Company had no assets. Additional financing necessary for the Company to continue as a going concern is expected to be provided by GreenStone until such time, if ever, that we complete a business combination and commence business operations that generate cash flow. Our independent auditors have issued an unqualified audit opinion for the year ended June 30, 2015 with an explanatory paragraph based on going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

McConnell & Jones LLP
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Management of Peregrine Industries, Inc.

We have audited the accompanying balance sheets of Peregrine Industries, Inc. ("The Company") as of June 30, 2015 and 2014, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Industries as of June 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the financial statements, the Company continues to incur losses and has no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Houston, Texas
September 28, 2015

4828 Loop Central Drive, Suite 1000
Houston, TX 77041
Phone: 713.968.1600
Fax: 713.968.1601

Peregrine Industries, Inc.
Balance Sheets

	Fiscal Year as of	Fiscal Year as of
	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$590	$1,200
Accrued interest expenses	78,324	75,903
Advances under loan agreement with related party	76,842	32,756
Convertible notes	35,500	35,500
Convertible notes - control shareholders	159,500	159,500
Total current liabilities	350,756	304,859

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	0	0
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at June 30, 2015 and June 30, 2014	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(508,640)	(462,743)
Stockholders' deficit	(350,756)	(304,859)
Total Liabilities and Stockholders' deficit	$0	$0

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2015	June 30, 2014
Revenue	$0	$0

Costs and Expenses:
General and administrative	43,476	33,956
Interest expenses	2,421	2,778
Total costs and expenses	45,897	36,734

Forgiveness of debt	0	224,196

Net income (loss)	$(45,897)	$187,462

Per share amounts:
Basic and diluted net income (loss)	$(0.09)	$0.36

Weighted average shares outstanding (basic and diluted)	524,200	524,200

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statement of Stockholders' Deficit

	Common
		Common	Additional
		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2013	524,200	52	157,832	(650,205)	(492,321)
Net income				187,462	187,462
Balance at June 30, 2014	524,200	52	157,832	(462,743)	(304,859)
Net income				(45,897)	(45,897)
Balance at June 30, 2015	524,200	$52	$157,832	$(508,640)	$(350,756)

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income (loss)	$(45,897)	$187,462
Adjustments required to reconcile net income (loss) to cash used in operating activities:
Forgiveness of debt	0	(224,196)
Accounts payable and accrued expenses	1,811	2,778
Net cash used in operating activities	(44,086)	(32,756)

Cash flows from financing activities:
Cash advances from related parties	44,086	32,756
Net cash provided by financing activities	44,086	32,756

Change in cash
Cash - Beginning of year	0	0
Cash - End of year	$0	$0

See accompanying notes to the financial statements.

PEREGRINE INDUSTRIES, INC.
Notes to the Financial Statements
June 30, 2015 and 2014

Note 1. Basis of Presentation

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. The Company was formerly located in Deerfield Beach, Florida. Products were primarily sold throughout the United States, Canada, and Brazil. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. At present, the Company has no business operations and is deemed to be a shell company. The Company had a change in control on July 8, 2013 as a result of the sale by our former principal shareholders, Richard Rubin, Thomas J. Craft, Jr. and Ivo Heiden, of their 324,000 shares of common stock, representing approximately 61.8% of the Company's outstanding common stock, to GreenStone Industries Ltd ("GreenStone"). In connection with the private sale of their shares of common stock to GreenStone on July 2, 2013, Messrs. Rubin and Heiden agreed to waive a total of $224,196 in liabilities owed to them at June 30, 2013. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties and one affiliated party. See note 3. On July 22, 2013, the Board of Directors appointed Yair Fudim, GreenStone's Chairman, as Chairman of the Company's Board of Directors and CEO of the Company and appointed Ofer Naveh, GreenStone's CFO, as CFO of the Company. On the same date, Richard Rubin resigned as CEO and CFO of the Company.

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

Fair Value of Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and 2014. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2015 or 2014.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2015 and 2014. The Company has net operating losses of approximately $508,050, which begin to expire in 2025.

Impact of recently issued accounting standards: In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), an amendment to FASB Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements. This update provides guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company provides the disclosures required by ASU 2014-15.

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $508,050 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2015, all of which raise substantial doubt about the Company's ability to continue as a going concern. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), an amendment to FASB Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements. We will evaluate the impact of this standard at the time it becomes effective.

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

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2015 or 2014.

Note 4. Convertible Notes-Shareholders

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2014. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes, of which $159,500 of these convertible notes were subsequently transferred to GreenStone, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the annual interest rate for the $195,000 of convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at June 30, 2016. The conversion rate of all convertible notes is $0.05 per share. As of June 30, 2015, we have four convertible promissory notes outstanding totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

On September 12, 2013, we entered into a Loan Agreement with GreenStone under which we receive funding for general operating expenses from time-to-time as needed by the Company. The GreenStone Loan bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of June 30, 2015, the outstanding balance on this loan was $76,842.

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

Note 5. Related Party Transactions

Fair value of services:

An entity affiliated by common management with two of our former directors provided securities compliance services related to SEC filings valued at $30,000 and $27,465 during the year ended June 30, 2015 and 2014, respectively. These amounts are reflected in the statement of operations as general and administrative expenses.

Due to Related Parties:

Amounts due related parties consist of amounts related to our Loan Agreement with Greenstone, our controlling shareholder.

As of June 30, 2015, total due to related party was $299,782, of which $159,500 relates to a convertible note held by our control shareholder, $63,440 in accrued interest and $76,842 relates to advances from our control shareholder

As of June 30, 2014, total due to related party was $254,388, of which $159,500 relates to a convertible note held by our control shareholder, $62,132 in accrued interest and $32,756 relates to advances from our control shareholder.

In July 2013, $224,196 of the total due to related party of $419,196 was waived. The Company recorded a $224,196 gain related to forgiveness of debt in connection with the change in control. The convertible notes were transferred as part of a change in control. The liability that was waived was recorded as forgiveness of debt in the income statement.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of June 30, 2015. The Company has no non-cancellable operating leases.

Note 7. Subsequent Events

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

N.A.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended June 30, 2015.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of June 30, 2015, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director have not filed all reports required under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending June 30, 2015, 2014 and 2013.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All other Compensation ($)
Yair Fudim, CEO, (1)	2015	0	-0-	-0-	-0-	-0-	-0-	-0-
	2014	0	-0-	-0-	-0-	-0-	-0-	-0-
Ofer Naveh, CFO, (2)	2015	0	-0-	-0-	-0-	-0-	-0-	-0-
	2014	0	-0-	-0-	-0-	-0-	-0-	-0-
Richard Rubin, former CEO, CFO	2013	24,000	-0-	-0-	-0-	-0-	-0-	-0-
(1) Mr. Fudim was appointed CEO of the Registrant in July 2013.
(2) Mr. Naveh was appointed CFO of the Registrant in July 2013.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officers.

TEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of September 18, 2015. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
GreenStone Industries Ltd.	324,000	61.83%
7 Jabotinsky Street
Ramat Gan, Israel

Yair Fudim, Chairman and CEO	0	0%
7 Jabotinsky Street
Ramat Gan, Israel

Ofer Naveh, CFO	0	0%
7 Jabotinsky Street
Ramat Gan, Israel

Merrill Yarbrough	87,316	16.65%
2905 Via Napoli
Deerfield Beach, FL 33442
All Directors and Executive Officers as a Group (2 people)	0	0%

(1) Applicable percentage ownership is based on 524,200 shares of common stock outstanding as of September 18, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party. Transactions in this context relate to any transaction which exceeds $120,000. On September 12, 2013, GreenStone agreed to loan the Company up to $100,000 pursuant to loan agreement, which loan will bear an interest rate at 1% per annum. The loan will be funded by GreenStone from time-to-time, as needed by the Company, for its operating expenses, including professional legal and accounting fees. As of filing date, the Company had received $76,842 in relation to this loan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal year ended June 30, 2015 and 2014.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended June 30, 2014 and 2013, and fees billed for other services rendered by McConnell & Jones, LLP during those periods.

Year Ended
	June 30, 2015	June 30, 2014
Audit fees (1)	$4,954	$4,750
Audit-related fees (2)	-	-
All other fees	-	-
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

Pursuant to the requirements of of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

PEREGRINE INDUSTRIES INC.
By: /s/ Yair Fudim
Yair Fudim
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: September 29, 2015

By: /s/ Ofer Naveh
Ofer Naveh
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: September 29, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yair Fudim
Yair Fudim
Chairman
Date: September 29, 2015