Form 10-Q
period 2015-12-31
PEREGRINE INDUSTRIES INC
filed 2016-02-16
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

Commission file number: 0-27511

PEREGRINE INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (212) 400-7198

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Check this box to indicate whether the company has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the company was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On February 16, 2016, the Registrant had 524,200 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets

	December 31, 2015
	(Unaudited)	June 30, 2015
Assets
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable-trade	$590	$590
Accrued interest expenses	79,630	78,324
Advances under loan agreement with related party	103,210	76,842
Convertible notes	0	35,500
Convertible notes - control shareholder	195,000	159,500
Total current liabilities	378,430	350,756

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	0	0
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at December 31, 2015 and June 30, 2015	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(536,314)	(508,640)
Stockholders' deficit	(378,430)	(350,756)
Total Liabilities and Stockholders' deficit	$0	$0

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	15,942	8,682	26,368	18,682
Interest expense	653	568	1,306	1,136
Total costs and expenses	16,595	9,250	27,674	19,818

Net loss	$(16,595)	$(9,250)	$(27,674)	$(19,818)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Weighted average shares outstanding
Basic and diluted	524,200	524,200	524,200	524,200

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	December 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(27,674)	$(19,818)
Adjustments to reconcile net loss to cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	1,306	(64)
Cash used in operating activities	(26,368)	(19,882)

Cash flows from financing activities:
Advances from related parties	26,368	19,882
Cash generated by financing activities	26,368	19,882

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

PEREGRINE INDUSTRIES, INC.
 Notes to Unaudited Interim Financial Statements
December 31, 2015

Note 1. Basis of Presentation

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. The Company was formerly located in Deerfield Beach, Florida. Products were primarily sold throughout the United States, Canada, and Brazil. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. At present, the Company has no business operations and is deemed to be a shell company. The Company had a change in control on July 8, 2013. The former principal shareholders of the Company sold their control shareholdings to Dolomite Holdings Ltd. (fka GreenStone Industries Ltd until October 26, 2015) ("Dolomite"). On July 22, 2013, the Board of Directors appointed Yair Fudim, Dolomite's Chairman, as Chairman of the Company's Board of Directors and CEO of the Company and appointed Ofer Naveh, Dolomite's CFO, as CFO of the Company. On the same date, Richard Rubin resigned as CEO and CFO of the Company.

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2015. The accounting policies are described in the "Notes to the Financial Statements" in the 2015 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP). The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2015 or 2014.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at December 31, 2015 and June 30, 2015. The Company has net operating losses of about $536,314 as of December 31, 2015, which begin to expire in 2025.

Impact of recently issued accounting standards:

In August 2014, the FASB issued ASU No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements issue date. The provisions of ASU 2014-15 are effective for annual periods beginning after December 15, 2016 and for annual and interim periods thereafter; early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our financial statements.

There were no other new accounting pronouncements that had a significant impact on the Company's operating results or financial position.

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $536,314 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2015, all of which raise substantial doubt about the Company's ability to continue as a going concern.

Note 3. Convertible Notes - Shareholder

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest was payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to Dolomite, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the annual interest rate for the $195,000 of convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at June 30, 2016. The conversion rate of all convertible notes is $0.05 per share. In November 2015, Dolomite purchased the three unaffiliated party notes with principal amount of $35,500 including accrued interest at principal value. As of December 31, 2015, we have four convertible promissory notes outstanding all held by our control shareholder Dolomite totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

On September 12, 2013, we entered into a Loan Agreement with Dolomite under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Dolomite Loan bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of December 31, 2015, the outstanding balance on this loan was $103,210.

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

Note 4. Related Party Transactions

Due to Related Party:

Amounts due to related party consists of amounts related to our Loan Agreement with Dolomite, our controlling shareholder.

As of December 31, 2015, total due to related party was $377,840, of which $195,000 relates to four convertible notes held by our control shareholder, $79,630 in accrued interest and $103,210 relates to advances from our control shareholder.

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

Recent Developments

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to Dolomite, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the interest rate for all $195,000 of the convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at June 30, 2016. The conversion rate of all convertible notes is $0.05 per share.

In November 2015, Dolomite purchased the three unaffiliated party notes at principal value of $35,500. As of December 31, 2015, we have four convertible promissory notes outstanding all held by our control shareholder Dolomite totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

On October 26, 2015, GreenStone Industries Ltd., our controlling shareholder changed its name to Dolomite Holdings Ltd.

Overview

Our activities are related to seeking a new business opportunities. We used our limited personnel and financial resources in connection with such activities. It may be expected that in connection with the control acquisition by Dolomite, our activities in pursuing a new business opportunity will accelerate and will involve, among other things, the issuance of restricted shares of common stock.

Results of Operations during the three-month period ended December 31, 2015 as compared to the three-month period ended December 31, 2014

We have not generated any revenues during the three months ended December 31, 2015 and 2014. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the three months ended December 31, 2015, we incurred a net loss of $16,595 due to general and administrative expenses of $15,942 and interest expenses of $653 compared to a net loss during the three months ended December 31, 2014 of $9,250 due to general and administrative expenses of $8,682 and interest expenses of $568.

Results of Operations during the six-month period ended December 31, 2015 as compared to the six-month period ended December 31, 2014

We have not generated any revenues during the six months ended December 31, 2015 and 2014. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the six months ended December 31, 2015, we incurred a net loss of $27,674 due to general and administrative expenses of $26,368 and interest expenses of $1,306 compared to a net loss during the six months ended December 31, 2014 of $19,818 due to general and administrative expenses of $18,682 and interest expenses of $1,136.

Liquidity and Capital Resources

During the six months ended December 31, 2015, we remained dependent upon interim funding provided by Dolomite, our controlling shareholder, to pay professional fees and expenses. On September 12, 2013, Dolomite, our controlling shareholder, agreed to loan the Company funds pursuant to a one-year loan agreement bearing interest at a rate at 1% per annum. The loan will be funded by Dolomite as needed by the Company for its operating expenses from time-to-time. As of December 31, 2015, the Company had received $103,210 in relation to this loan. While there is no other commitment from Dolomite to provide any additional funding, we expect that Dolomite or an affiliate will provide continued funding for general administrative expenses and legal and accounting fees, until such time as we commence active business operations, the timing of which there can be no assurance. As part of our intent to seek a business combination, our new Management may seek to raise funds from the sale of equity or debt securities. Other than the Loan Agreement from Dolomite, we have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

On December 31, 2015, we had no assets and had total current liabilities of $378,430 consisting of $590 in accounts payable, $79,630 in accrued interest, $103,210 in advances under a loan agreement with Dolomite, a related party and control shareholder, and $195,000 in convertible notes.

We financed our negative cash flows from operations of $26,368 during the six months ended December 31, 2015, which was due to a net loss of $27,674 offset by an increase in accrued liabilities of $1,306 through related party borrowings in the same amount.

We financed our negative cash flows from operations of $19,882 during the six months ended December 31, 2014, which was due to a net loss of $19,818 and a decrease in accrued accounts payable and accrued liabilities of $64 through related party borrowings in the same amount.

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

Additional financing necessary for the Company to continue as a going concern is expected to be provided by Dolomite until such time, if ever, that we complete a business combination and commence business operations that generate cash flow. Our independent auditors have issued an opinion for the year ended June 30, 2015 with an explanatory paragraph based on going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
Date: February 16, 2016

By: /s/ Ofer Naveh
Ofer Naveh
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: February 16, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yair Fudim
Yair Fudim
Chairman
Date: February 16, 2016