Form 10-Q
period 2016-03-31
PEREGRINE INDUSTRIES INC
filed 2016-05-11
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On May 10, 2016, the Registrant had 524,200 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets

	March 31, 2016
	(Unaudited)	June 30, 2015
Assets
Current assets:
Cash	$0	$0
Advances to related parties	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable-trade	$1,465	$590
Accrued interest expenses	80,276	78,324
Advances under loan agreement with related party	110,860	76,842
Convertible notes	0	35,500
Convertible notes - control shareholder	195,000	159,500
Total current liabilities	387,601	350,756

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	0	0
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at March 31, 2016 and June 30, 2015	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(545,485)	(508,640)
Stockholders' deficit	(387,601)	(350,756)
Total Liabilities and Stockholders' deficit	$0	$0

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Operations
For the Three and Nine Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	8,525	15,750	34,893	34,432
Interest expense	646	639	1,952	1,775
Total costs and expenses	9,171	16,389	36,845	36,207

Net loss	(9,171)	$(16,389)	$(36,845)	$(36,207)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.02)	$(0.03)	$(0.07)	$(0.07)

Weighted average shares outstanding
Basic and diluted	524,200	524,200	524,200	524,200

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows
For the Nine Months Ended March 31, 2016 and 2015 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(36,845)	$(36,207)
Adjustments to reconcile net loss to cash used in operating activities:
Increase in accounts payable and accrued expenses	2,827	1,325
Cash flows used in operating activities	(34,018)	(34,882)

Cash flows from financing activities:
Advances from related parties	34,018	34,882
Cash generated by financing activities	34,018	34,882

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
 Notes to Unaudited Interim Financial Statements
March 31, 2016

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

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2015. The accounting policies are described in the "Notes to the Financial Statements" in the 2015 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP). The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2016 or 2015.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at March 31, 2016 and June 30, 2015. The Company has net operating losses of $545,485 as of March 31, 2016, which begin to expire in 2026.

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

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $545,485 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2016, all of which raise substantial doubt about the Company's ability to continue as a going concern.

Note 3. Convertible Notes - Shareholder

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest was payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to Dolomite, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the annual interest rate for the $195,000 of convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at June 30, 2016. The conversion rate of all convertible notes is $0.05 per share. In November 2015, Dolomite purchased the three unaffiliated party notes with principal amount of $35,500 including accrued interest at principal value. As of March 31, 2016, we have four convertible promissory notes outstanding all held by our control shareholder Dolomite totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

On September 12, 2013, we entered into a Loan Agreement with Dolomite under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Dolomite Loan bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of March 31, 2016, the outstanding balance on this loan was $110,860.

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

As of March 31, 2016, total due to related party was $386,136, of which $195,000 relates to four convertible notes held by our control shareholder, $80,276 in accrued interest and $110,860 relates to advances from our control shareholder.

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

In November 2015, Dolomite purchased the three unaffiliated party notes at principal value of $35,500. As of March 31, 2016, we have four convertible promissory notes outstanding all held by our control shareholder Dolomite totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

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

Results of Operations during the three-month period ended March 31, 2016 as compared to the three-month period ended March 31, 2015

We have not generated any revenues during the three months ended March 31, 2016 and 2015. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the three months ended March 31, 2016, we incurred a net loss of $9,171 due to general and administrative expenses of $8,525 and interest expenses of $646 compared to a net loss of $16,389 during the three months ended March 31, 2015 due to general and administrative expenses of $15,750 and interest expenses of $639. The decrease in net loss was due to reduced professional fess during the three months ended March 31, 2016.

Results of Operations during the nine-month period ended March 31, 2016 as compared to the nine-month period ended March 31, 2015

We have not generated any revenues during the nine months ended March 31, 2016 and 2015. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the nine months ended March 31, 2016, we incurred a net loss of $36,845 due to general and administrative expenses of $34,893 and interest expenses of $1,952 compared to a net loss during the nine months ended March 31, 2015 of $36,207 due to general and administrative expenses of $34,432, interest expenses of $1,775.

Liquidity and Capital Resources

During the nine months ended March 31, 2016, we remained dependent upon interim funding provided by Dolomite, our controlling shareholder, to pay professional fees and expenses. On September 12, 2013, Dolomite, our controlling shareholder, agreed to loan the Company up to $100,000 pursuant to a one-year loan agreement bearing interest at a rate of 1% per annum. The loan will be funded by Dolomite as needed by the Company for its operating expenses from time-to-time. As of March 31, 2016, the Company had received $110,860 under this loan agreement. While there is no other commitment from Dolomite to provide any additional funding, we expect that Dolimite or an affiliate will provide continued funding for general administrative expenses and legal and accounting fees, until such time as we commence active business operations, the timing of which there can be no assurance. As part of our intent to seek a business combination, our new Management may seek to raise funds from the sale of equity or debt securities. Other than the Loan Agreement with Dolomite, we have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

On March 31, 2016, we had no assets and had total current liabilities of $387,601 consisting of $80,276 in accrued interest, $110,860 in advances under a loan agreement with Dolomite, a related party, and $195,000 in convertible notes.

We financed our negative cash flows from operations of $34,018 during the nine months ended March 31, 2016, which was due to a net loss of $36,845 offset by an increase in accounts payable and accrued liabilities of $2,827 through related party borrowings of $34,018.

We financed our negative cash flows from operations of $34,882 during the nine months ended March 31, 2015, which was due to a net income of $36,207 offset by an increase in accounts payable and accrued liabilities of $1,325 through related party borrowings of $34,882.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
Date: May 11, 2016

By: /s/ Ofer Naveh
Ofer Naveh
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 11, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yair Fudim
Yair Fudim
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 11, 2016