Form 10-K
period 2016-06-30
PEREGRINE INDUSTRIES INC
filed 2016-09-28
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On September 28, 2016, the aggregate market value of the 36,258 common stock held by non-affiliates of the registrant was approximately $18,491 based on the last price of the Registrants common stock on December 31, 2015. On September 28, 2016, the Registrant had 524,200 shares of common stock outstanding.

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

Recent Developments

On October 26, 2015, GreenStone Holdings Ltd., our controlling shareholder changed its name to Dolomite Holdings Ltd.

In November 2015, Dolomite purchased the three unaffiliated party notes at principal value of $35,500. As of June 30, 2016, we have four convertible promissory notes outstanding all held by our controlling shareholder Dolomite totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

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

The Registrant has not identified a target business or target industry

The Company's effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination but Management may be expected at some point in the future to implement a business combination or otherwise develop a business that may be affiliated with Dolomite, if Management determines that such transaction is in the best interests of the Company and its shareholders. While the Company intends to focus on target businesses in the United States, we are not limited to those entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company's common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company's Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Selection of a target business and structuring of a business combination

Dolomite owns 61.8% of the issued and outstanding shares and has broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

Employees

Mr. Fudim, our CEO, and Mr. Naveh, our CFO, are our sole executive officers and neither are obligated to contribute any specific time or devote material efforts to our affairs. However, both Messrs. Fudim and Naveh are expected to devote as much time as they deem necessary to the Company's affairs until a business combination is concluded. The amount of time they will devote during any period will vary based on the availability of suitable target businesses to evaluate, which evaluation may be expected to be conducted by other persons designated by our controlling shareholder, Dolomite, and our Management. We do not intend to have any full time employees prior to the consummation of a business combination.

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

DEPENDENCE ON KEY PERSONNEL

The Registrant is dependent upon the continued services of its executive officers and directors. To the extent that Messrs. Fudim and Naveh are not able to devote sufficient time and efforts to the Company, because of their responsibilities to Dolomite, the Registrant will be dependent upon Dolomite and/or our Management to designate other qualified personnel to perform such functions. There can be no assurance that we will be able to recruit and hire qualified persons upon acceptable terms.

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

CONFLICTS OF INTEREST

Our Management is not required to commit their full time to our affairs. Our Management will devote such time, in their sole discretion, to conduct our business, including the evaluation of potential new business opportunities, as well as devote time to their respective duties owed to Dolomite. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon whether we have identified a new prospective business opportunity or are engaged in active negotiations related to a new business. Further, a conflict of interest will likely exist in the event that Management determines to pursue a business combination with an entity or business affiliated directly or indirectly with our principal shareholder, Dolomite. In the event that a conflict of interest shall arise, Management will consider factors such as availability of audited financial statements, current capitalization and the laws of the applicable jurisdictions. If several business opportunities or operating entities are presented to our Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the Management. However, Management will act in what they believe will be in the best interests of the shareholders of the Registrant.

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

ADDITIONAL FINANCING REQUIREMENTS

We have no revenues and are dependent upon the willingness of new Management and/or their affiliates to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with being a public company and with our continued corporate existence. Through our fiscal year ended June 30, 2016, the Registrant has paid for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of reports under the Exchange Act with funds advanced by our former Management. We may not generate any revenues unless and until the commencement of new business operations. We believe that our principal shareholder, Dolomite, will provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. On September 12, 2013, Dolomite, our controlling shareholder, agreed to loan the Company up to $100,000 pursuant to a one-year loan agreement bearing interest at a rate of 1% per annum. Dolomite agreed to provide funding in excess of the previously agreed to $100,000 loan as needed by the Company for its operating expenses. As of June 30, 2016, the Company had received $119,235 under this loan agreement. We expect that Dolomite or an affiliate will provide continued funding for general administrative expenses and legal and accounting fees, until such time as we commence active business operations, the timing of which there can be no assurance.

We have no other written agreement or arrangement with our affiliates to provide any additional funding for our operating expenses. Notwithstanding the foregoing, it may be reasonably expected that Dolomite shall continue to fund the continued operating expenses of the Company until we commence business operations and perhaps thereafter.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES

Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. As of June 30, 2016, we had 524,200 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES Back to Table of Contents

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

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	High	Low	High	Low	High	Low
First Quarter ended September 30	$0.51	$0.51	$0.51	$0.51	$1.01	$1.01
Second Quarter ended December 31	$0.51	$0.51	$0.51	$0.51	$2.50	$1.01
Third Quarter ended March 31	$0.51	$0.51	$0.51	$0.51	$1.25	$1.25
Fourth Quarter ended June 30	$0.31	$0.31	$0.51	$0.51	$1.25	$1.25

(b) As of June 30, 2016, our shares of common stock were held by approximately 180 stockholders of record. The Company's transfer agent is VStock Transfer, LLC. from Pacific Stock Transfer Co.

(c) Dividends

We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities

The Registrant has not issued any restricted shares of common stock during the fourth quarter ended June 30, 2016.

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

Recent Developments

On September 12, 2013, we entered into a Loan Agreement with Dolomite under which we receive funding for general operating expenses from time-to-time as needed by the Company. The loan bears an interest rate at 1% per annum. Dolomite agreed to provide funding in excess of the previously agreed to $100,000 loan as needed by the Company for its operating expenses. As of June 30, 2016, the Company had received $119,235 under this loan agreement.

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

On October 26, 2015, GreenStone Industries Ltd., our controlling shareholder changed its name to Dolomite Holdings Ltd.

In November 2015, Dolomite purchased the three unaffiliated party notes at principal value of $35,500. As of June 30, 2016, we have four convertible promissory notes outstanding all held by our control shareholder Dolomite totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

Results of Operations during the year ended June 30, 2016 as compared to the year ended June 30, 2015

We have not generated any revenues during the year 2016 and 2015. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $45,993 in net loss due to expenses consisting of general and administrative expenses of $43,268 and interest expenses of $2,725 during the year ended June 30, 2016 as compared to a net loss of $45,897 due to expenses consisting of general and administrative expenses of $43,476 and interest expenses of $2,421 during the year ended June 30, 2015.

Liquidity and Capital Resources

On June 30, 2016 and June 30, 2015, we have had no current assets. As of June 30, 2016, we had current liabilities of $396,749 consisting of $1,465 in accounts payable, $81,049 in accrued interest, $119,235 in advances from Dolomite, and $195,000 in four convertible notes held by our controlling shareholder. As of June 30, 2015, we had had current liabilities of $350,756 consisting of $590 in accounts payable, $78,324 in accrued interest, $76,842 in advances from Dolomite, and $195,000 in four convertible notes.

We had a negative cash flow from operations of $42,393 during the year ended June 30, 2016 due to a net loss of $45,993 offset by an increase in accounts payable and accrued interest of $3,600. We financed our negative cash flow from operations during the year ended June 30, 2016 through advances made by our controlling shareholder of $42,393.

We had a negative cash flow from operations of $44,086 during the year ended June 30, 2015 due to a net loss of $45,307 offset by an increase in accounts payable and accrued interest of $1,221. We financed our negative cash flow from operations during the year ended June 30, 2015 through advances made by our controlling shareholder of $44,086.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its controlling shareholder and believes it can satisfy its cash requirements so long as it is able to obtain financing from its controlling shareholders. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have issued unqualified audit opinions for the years ended June 30, 2016 and 2015 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of June 30, 2016 and 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2016 and 2015, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended June 30, 2016 and 2015, and are included elsewhere in this registration statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

McConnell & Jones LLP
Report of Independent Registered Public Accounting Firm

To the Board of Directors of Peregrine Industries, Inc.

We have audited the accompanying balance sheets of Peregrine Industries, Inc. ("The Company") as of June 30, 2016 and 2015, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended June 30, 2016. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Industries, Inc. as of June 30, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the financial statements, the Company continues to incur losses and has no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Houston, Texas
September 28, 2016

4828 Loop Central Dr., Suite 1000
Houston, TX 77081
Phone: 713.968.1600
Fax: 713.968.1601

Peregrine Industries, Inc.
Balance Sheets

	Year ended	Year ended
	June 30, 2016	June 30, 2015
ASSETS
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$1,465	$590
Accrued interest expenses	81,049	78,324
Advances under loan agreement with related party	119,235	76,842
Convertible notes	0	35,500
Convertible notes - control shareholders	195,000	159,500
Total current liabilities	396,749	350,756

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	0	0
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at June 30, 2016 and June 30, 2015	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(554,633)	(508,640)
Stockholders' deficit	(396,749)	(350,756)
Total Liabilities and Stockholders' deficit	$0	$0

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Year Ended	Year Ended
	June 30, 2016	June 30, 2015
Revenue	$0	$0

Costs and Expenses:
General and administrative	43,268	43,476
Interest expenses	2,725	2,421
Total costs and expenses	45,993	45,897

Net loss	$(45,993)	$(45,897)

Per share amounts:
Basic and diluted net loss	$(0.09)	$(0.09)

Weighted average shares outstanding (basic and diluted)	524,200	524,200

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statement of Stockholders' Deficit

		Common	Additional
		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2014	524,200	52	157,832	(462,743)	(304,859)
Net loss				(45,897)	(45,897)
Balance at June 30, 2015	524,200	52	157,832	(508,640)	(350,756)
Net loss				(45,993)	(45,993)
Balance at June 30, 2016	524,200	$52	$157,832	$(554,633)	$(396,749)

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(45,993)	$(45,897)
Adjustments required to reconcile net loss to cash used in operating activities:
Accounts payable and accrued expenses	3,600	1,811
Net cash used in operating activities	(42,393)	(44,086)

Cash flows from financing activities:
Cash advances from related parties	42,393	44,086
Net cash provided by financing activities	42,393	44,086

Change in cash
Cash - Beginning of year	0	0
Cash - End of year	$0	$0

See accompanying notes to the financial statements.

PEREGRINE INDUSTRIES, INC.
Notes to the Financial Statements
June 30, 2016

Note 1. Basis of Presentation

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. The Company was formerly located in Deerfield Beach, Florida. Products were primarily sold throughout the United States, Canada, and Brazil. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. At present, the Company has no business operations and is deemed to be a shell company. The Company had a change in control on July 8, 2013 as a result of the sale by our former principal shareholders, Richard Rubin, Thomas J. Craft, Jr. and Ivo Heiden, of their 324,000 shares of common stock, representing approximately 61.8% of the Company's outstanding common stock, to Dolomite Industries Ltd ("Dolomite"). In connection with the private sale of their shares of common stock to Dolomite on July 2, 2013, Messrs. Rubin and Heiden agreed to waive a total of $224,196 in liabilities owed to them at June 30, 2013. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties and one affiliated party. See also note 4. On July 22, 2013, the Board of Directors appointed Yair Fudim, Dolomite's Chairman, as Chairman of the Company's Board of Directors and CEO of the Company and appointed Ofer Naveh, Dolomite's CFO, as CFO of the Company. On the same date, Richard Rubin resigned as CEO and CFO of the Company.

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

Fair Value of Financial Instruments:

ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and 2015. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2016 or 2015.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2016 and 2015. The Company has net operating losses of approximately $554,633, which begin to expire in 2026.

Impact of recently issued accounting standards:

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), an amendment to FASB Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements. This update provides guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will provide the disclosures as required by ASU 2014-15 and will evaluate the impact of this standard at the time it becomes effective.

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $554,633 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2016, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2016 or 2015.

Note 4. Convertible Notes-Shareholders

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest was payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to Dolomite, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the annual interest rate for the $195,000 of convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at July 1, 2017. The conversion rate of all convertible notes is $0.05 per share. In November 2015, Dolomite purchased the three unaffiliated party notes with principal amount of $35,500 including accrued interest at principal value. As of June 30, 2016, we have four convertible promissory notes outstanding all held by our control shareholder Dolomite totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

On September 12, 2013, we entered into a Loan Agreement with Dolomite under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Dolomite Loan bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. The interest on this loan has been accrued. Dolomite agreed to provide funding in excess of the previously agreed to $100,000 loan as needed by the Company for its operating expenses. As of June 30, 2016, the Company had received $119,235 included in advances under loan agreement with related party.

On September 12, 2013, we entered into a Loan Agreement with Dolomite under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Dolomite Loan bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of June 30, 2016, the outstanding balance on this loan was $119,235.

In accordance with ASC # 815, Accounting for Derivative Instruments and Hedging Activities, we evaluated the note holder's non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments. If the conversion price is below the stock price as a result of which an additional evaluation needs to be performed concerning the existence of a beneficial conversion feature.

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

As of June 30, 2016, total due to related party was $395,284, of which $195,000 relates to four convertible notes held by our controlling shareholder, $81,049 in accrued interest and $119,235 relates to advances from our control shareholder.

As of June 30, 2015, total due to related party was $299,782, of which $159,500 relates to a convertible note held by our control shareholder, $63,440 in accrued interest and $76,842 relates to advances from our control shareholder.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of June 30, 2016. The Company has no non-cancellable operating leases.

Note 7. Subsequent Events

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

N.A.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

As of June 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2016.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended June 30, 2016. Management has identified corrective actions for the weakness and will consider the need to add personnel and implement improved review procedures during fiscal year 2017.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Yair Fudim	66	Chairman and CEO
Ofer Naveh	44	CFO

Yair Fudim, 66, Chairman and CEO of the Registrant, has also been serving as Chairman of the Board of Dolomite since February 2013, prior to which he served as Dolomite's CEO from February 2010 until March 2013. Since February 2013 Mr. Fudim has been Chairman of the Board of RVB Holdings Ltd, a public company organized under the laws of the State of Israel having shares subject to quotation on the OTCQB under the symbol RVBHF. From April 1991 through April 2013, Mr. Fudim also served as CEO of Leader Holdings & Investments Ltd, a public company organized under the laws of the State of Israel and listed on the Tel Aviv Stock Exchange. Mr. Fudim also serves as Chairman of the Board of Leader Capital Markets Ltd., a Tel Aviv Stock Exchange listed public company organized under the laws of the State of Israel and a subsidiary of Leader. Mr. Fudim holds a B.A. in Economics and an MBA from the Hebrew University of Jerusalem.

Ofer Naveh, 44, CFO, has served as CFO of Dolomite since April 2010. Since November 2011, Mr. Naveh served as CFO of RVB Holdings Ltd, a public company organized under the laws of the State of Israel having shares subject to quotation on the OTCQB under the symbol RVBHF. Mr. Naveh served as the Director of Finance of Polar Communications Ltd, a public company organized under the laws of the State of Israel and listed on the Tel Aviv Stock Exchange from 2006 through March 2012. From 2005 to 2010, Mr. Naveh served as a controller of S.R Accord Technologies Ltd, a public company organized under the laws of the State of Israel and listed on the Tel Aviv Stock Exchange. From 2000 to 2005, Mr. Naveh served as an Audit Manager in KPMG Somekh Chaikin, Israel. Mr. Naveh holds a B.A. in Accounting and Business from The College of Management Academic Studies and a M.A. in Law from Bar-Ilan University.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

No executive compensation was paid during the fiscal periods ended June 30, 2016, 2015 and 2014. The Registrant has no employment agreement with its director.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

TEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of September 17, 2016. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Dolomite Holdings Ltd.	324,000	61.83%
7 Jabotinsky Street
Ramat Gan, Israel

Yair Fudim, Chairman and CEO	0	0%
7 Jabotinsky Street
Ramat Gan, Israel

Ofer Naveh, CFO	0	0%
7 Jabotinsky Street
Ramat Gan, Israel

Merrill Yarbrough	87,316	16.65%
2905 Via Napoli
Deerfield Beach, FL 33442
All Directors and Executive Officers as a Group (2 people)	0	0%

(1) Applicable percentage ownership is based on 524,200 shares of common stock outstanding as of September 28, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party. Transactions in this context relate to any transaction which exceeds $120,000. On September 12, 2013, we entered into a Loan Agreement with Dolomite under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Dolomite Loan bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of June 30, 2016, the outstanding balance on this loan was $119,235.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal year ended June 30, 2016 and 2015.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended June 30, 2016 and 2015, and fees billed for other services rendered by McConnell & Jones, LLP during those periods.

Year Ended
	June 30, 2016	June 30, 2015
Audit fees (1)	$5,400	$4,954
Audit-related fees (2)	-	-
All other fees	-	-
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
Date: September 28, 2016

By: /s/ Ofer Naveh
Ofer Naveh
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: September 28, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yair Fudim
Yair Fudim
Chairman
Date: September 28, 2016