Form 10-Q
period 2016-09-30
PEREGRINE INDUSTRIES INC
filed 2016-11-16
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On November 16, 2016, the Registrant had 524,200 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets

	September 30, 2016
	(Unaudited)	June 30, 2016
ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$3,084	$1,465
Accrued interest expenses	81,852	81,049
Advances under loan agreement with related party	128,206	119,235
Convertible notes - control shareholders	195,000	195,000
Total current liabilities	408,142	396,749

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	0	0
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at September 30, 2016 and June 30, 2016	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(566,026)	(554,633)
Stockholders' deficit	(408,142)	(396,749)
Total Liabilities and Stockholders' deficit	$0	$0

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)

Revenue	$0	$0
Costs and expenses:
General and administrative	10,590	10,426
Interest expense	803	653
Total costs and expenses	11,393	11,079

Net loss	$(11,393)	$(11,079)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	524,200	524,200

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,393)	$(11,079)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Increase in accounts payable and accrued expenses	2,422	653
Cash flows used in operating activities	(8,971)	(10,426)

Cash flows from financing activities:
Advances from related parties	8,971	10,426
Cash generated by financing activities	8,971	10,426

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

PEREGRINE INDUSTRIES, INC.
 Notes to Unaudited Interim Financial Statements
September 30, 2016

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

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2016. The accounting policies are described in the "Notes to the Financial Statements" in the 2016 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP). The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments:

ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and June 30, 2016. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of September 30, 2016 or 2015.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at September 30, 2016 and June 30, 2016. The Company has net operating losses of approximately $566,026, which begin to expire in 2027.

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

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $566,026 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2016, all of which raise substantial doubt about the Company's ability to continue as a going concern.

Note 3. Convertible Notes - Shareholders

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to Dolomite, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the annual interest rate for the $195,000 of convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date of the convertible notes at July 1, 2017. The conversion rate of all convertible notes is $0.05 per share. In November 2015, Dolomite purchased the three unaffiliated party notes with principal amount of $35,500 including accrued interest at principal value. As of June 30, 2016 and September 30, 2016, we have four convertible promissory notes outstanding totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

On September 12, 2013, we entered into a Loan Agreement with Dolomite under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Dolomite Loan bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of September 30, 2016, the outstanding balance on this loan was $128,206, included in advance under Loan Agreement with related party, of which $87,268 of this amount is past due according to the Loan Agreement. The accrued interest on this loan as of September 30, 2016 was $1,877.

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

As of September 30, 2016, total due to related party was $405,058, of which $195,000 relates to four convertible notes held by our controlling shareholder, $81,852 in accrued interest and $128,206 relates to advances from our control shareholder.

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

Recent Developments

On September 12, 2013, we entered into a Loan Agreement with Dolomite, our controlling shareholder, under which we receive funding for general operating expenses from time-to-time as needed by the Company. The loan bears an interest rate at 1% per annum. As of September 30, 2016, the Company had received $128,206 under this loan agreement.

In November 2015, Dolomite purchased the three unaffiliated party notes at principal value of $35,500. As of September 30, 2016, we have four convertible promissory notes outstanding all held by our control shareholder Dolomite totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

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

Results of Operations during the three-month period ended September 30, 2016 as compared to the three-month period ended September 30, 2015

We have not generated any revenues during the three months ended September 30, 2016 and 2015. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the three months ended September 30, 2016, we incurred a net loss of $11,393 due to general and administrative expenses of $10,590 and interest expenses of $803 compared to a net loss during the three months ended September 30, 2015 of $11,079 due to general and administrative expenses of $10,426 and interest expenses of $653.

Liquidity and Capital Resources

On September 30, 2016, we had no cash or other assets and had current liabilities of $408,142 consisting of $3,084 in accounts payable, $81,852 in accrued interest, $128,206 in advances from Dolomite and $195,000 in four convertible notes held by Dolomite, our controlling shareholder.

As of June 30, 2016, we had current liabilities of $396,749 consisting of $1,465 in accounts payable, $81,049 in accrued interest, $119,235 in advances from Dolomite $195,000 in four convertible notes held by our controlling shareholder.

We had a negative cash flow from operations of $8,971 during the three months ended September 30, 2016 due to a net loss of $11,393 offset by an increase in accounts payable and accrued interest of $2,422. We financed our negative cash flow from operations during the three-month period ended September 30, 2016 through advances made by our controlling shareholder of $8,971.

We financed our negative cash flows from operations of $10,426 during the three months ended September 30, 2015, which was due to a net loss of $11,079 offset by an increase in accrued liabilities of $653 through related party borrowings in the same amount.

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

Additional financing necessary for the Company to continue as a going concern is expected to be provided by Dolomite until such time we complete a business combination and commence business operations that generate cash flow. Our independent auditors have issued an opinion for the year ended June 30, 2016 with an explanatory paragraph based on going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

As of September 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as September 30, 2016. Management has identified corrective actions for the weakness and will consider the need to add personnel and implement improved review procedures during fiscal year 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period covered by this report, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Date: November 16, 2016

By: /s/ Ofer Naveh
Ofer Naveh
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 16, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yair Fudim
Yair Fudim
Chairman
Date: November 16, 2016