Form 10-Q
period 2016-12-31
PEREGRINE INDUSTRIES INC
filed 2017-02-13
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

On February 13, 2017, the Registrant had 524,200 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Peregrine Industries, Inc.
Balance Sheets

	December 31, 2016
	(Unaudited)	June 30, 2016
ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$1,024	$1,465
Accrued interest expenses	82,708	81,049
Advances under loan agreement with related party	148,796	119,235
Convertible notes - control shareholders	195,000	195,000
Total current liabilities	427,528	396,749

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	0	0
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at December 31, 2016 and June 30, 2016	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(585,412)	(554,633)
Stockholders' deficit	(427,528)	(396,749)
Total Liabilities and Stockholders' deficit	$0	$0

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	18,530	15,942	29,120	26,368
Interest expense	856	653	1,659	1,306
Total costs and expenses	19,386	16,595	30,779	27,674

Net loss	$(19,386)	$(16,595)	$(30,779)	$(27,674)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.04)	$(0.03)	$(0.06)	$(0.05)

Weighted average shares outstanding
Basic and diluted	524,200	524,200	524,200	524,200

See notes to unaudited interim financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(30,779)	$(27,674)
Adjustments to reconcile net loss to cash used in operating activities:
Increase in accounts payable and accrued expenses	1,218	1,306
Cash flows used in operating activities	(29,561)	(26,368)

Cash flows from financing activities:
Advances from related parties	29,561	26,368
Cash generated by financing activities	29,561	26,368

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

PEREGRINE INDUSTRIES, INC.
 Notes to Unaudited Interim Financial Statements
December 31, 2016

Note 1. Basis of Presentation

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. The Company was formerly located in Deerfield Beach, Florida. Products were primarily sold throughout the United States, Canada, and Brazil. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. At present, the Company has no business operations and is deemed to be a shell company. The Company is controlled by Dolomite Industries Ltd ("Dolomite"), which owns 324,000 shares of common stock or 61.8% of the issued and outstanding shares of common stock. Yair Fudim, Dolomite's Chairman, is the Chairman of the Company's Board of Directors and CEO of the Company and Ofer Naveh, Dolomite's CFO, is CFO of the Company.

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2016. The accounting policies are described in the "Notes to the Financial Statements" in the 2016 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP). The results of operations for the six months ended December 31, 2016 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments:

ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and June 30, 2016. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2016 or 2015.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at December 31, 2016 and June 30, 2016. The Company has net operating losses of $585,412, which begin to expire in 2027.

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

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $585,412 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2016, all of which raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to merge with an operating business, the Company has no cash to support the Company's daily operations. While the Company believes in the viability of its strategy to merge with an operating business and in its ability to raise additional funds, there can be no assurances to that effect. The Company's ability to continue as a going concern is dependent upon its ability to achieve its objective or obtain adequate financing.

Dolomite is currently advancing the Company funds to cover any expenses incurred by the Company and anticipates that it will continue to do so in order to keep the Company current with it's SEC filings and other required compliance.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Convertible Notes - Shareholders

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to Dolomite, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the annual interest rate for the $195,000 of convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date of the convertible notes at July 1, 2017. The conversion rate of all convertible notes is $0.05 per share. In November 2015, Dolomite purchased the three unaffiliated party notes with principal amount of $35,500 including accrued interest at principal value. As of June 30, 2016 and December 31, 2016, we have four convertible promissory notes outstanding totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

On September 12, 2013, we entered into a Loan Agreement with Dolomite under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Dolomite Loan bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of December 31, 2016, the outstanding balance on this loan was $148,796, included in advance under Loan Agreement with related party, of which $103,210 of this amount is past due according to the Loan Agreement. The accrued interest on this loan as of December 31, 2016 was $2,248 and is included in accrued interest expenses.

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

As of December 31, 2016, total due to related party was $426,504, of which $195,000 relates to four convertible notes held by our controlling shareholder, $82,708 in accrued interest and $148,796 relates to advances from our control shareholder.

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

Recent Developments

In November 2015, Dolomite purchased the three unaffiliated party notes at principal value of $35,500. As of December 31, 2016, we have four convertible promissory notes outstanding all held by our control shareholder Dolomite totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted.

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

Results of Operations during the three-month period ended December 31, 2016 as compared to the three-month period ended December 31, 2015

We have not generated any revenues during the three months ended December 31, 2016 and 2015. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the three months ended December 31, 2016, we incurred a net loss of $19,386 due to general and administrative expenses of $18,530 and interest expenses of $856 compared to a net loss during the three months ended December 31, 2015 of $16,595 due to general and administrative expenses of $15,942 and interest expenses of $653.

Results of Operations during the six-month period ended December 31, 2016 as compared to the six-month period ended December 31, 2015

We have not generated any revenues during the six months ended December 31, 2016 and 2015. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the three months ended December 31, 2016, we incurred a net loss of $30,779 due to general and administrative expenses of $29,120 and interest expenses of $1,659 compared to a net loss during the six months ended December 31, 2015 of $27,674 due to general and administrative expenses of $26,368 and interest expenses of $1,306.

Liquidity and Capital Resources

On December 31, 2016, we had no cash or other assets and had current liabilities of $427,528 consisting of $1,024 in accounts payable, $82,708 in accrued interest, $148,796 in advances from Dolomite and $195,000 in four convertible notes held by Dolomite, our controlling shareholder.

As of June 30, 2016, we had current liabilities of $396,749 consisting of $1,465 in accounts payable, $81,049 in accrued interest, $119,235 in advances from Dolomite $195,000 in four convertible notes held by our controlling shareholder.

We had a negative cash flow from operations of $29,561 during the six months ended December 31, 2016 due to a net loss of $30,779 offset by an increase in accounts payable and accrued interest of $1,218. We financed our negative cash flow from operations during the six-month period ended December 31, 2016 through advances made by our controlling shareholder of $29,561.

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

As of December 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as December 31, 2016. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2017.

Changes in Internal Control Over Financial Reporting.

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

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.
Exh. No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

PEREGRINE INDUSTRIES INC.

By: /s/ Yair Fudim
Yair Fudim
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: February 13, 2017

By: /s/ Ofer Naveh
Ofer Naveh
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: February 13, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yair Fudim
Yair Fudim
Chairman
Date: February 13, 2017