Form 10-K
period 2017-06-30
PEREGRINE INDUSTRIES INC
filed 2017-08-02
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

Commission File No.: 0-27511

 Peregrine Industries Inc.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2016, the aggregate market value of the 112,884 common stock held by non-affiliates of the registrant was approximately $34,994 based on the last price of the Registrants common stock on December 31, 2016. On August 2, 2017, the Registrant had 23,002,043 shares of common stock outstanding.

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

Recent Developments

On June 12, 2017, the Board of Directors of the Registrant appointed Mr. Zohar Shpitz as Chief Financial Officer (CFO) of the Registrant. Mr. Shpitz was appointed as CFO in connection with the resignation of Mr. Ofer Naveh as the Registrant's CFO, effective June 19, 2017.

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

Employees

Mr. Fudim, our CEO, and Mr. Shpitz, our CFO, are our sole executive officers and neither are obligated to contribute any specific time or devote material efforts to our affairs. However, both Messrs. Fudim and Shpitz are expected to devote as much time as they deem necessary to the Company's affairs until a business combination is concluded. The amount of time they will devote during any period will vary based on the availability of suitable target businesses to evaluate, which evaluation may be expected to be conducted by other persons designated by our controlling shareholder, Dolomite, and our Management. We do not intend to have any full time employees prior to the consummation of a business combination.

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

DEPENDENCE ON KEY PERSONNEL

The Registrant is dependent upon the continued services of its executive officers and directors. To the extent that Messrs. Fudim and Shpitz are not able to devote sufficient time and efforts to the Company, because of their responsibilities to Dolomite, the Registrant will be dependent upon Dolomite and/or our Management to designate other qualified personnel to perform such functions. There can be no assurance that we will be able to recruit and hire qualified persons upon acceptable terms.

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

ADDITIONAL FINANCING REQUIREMENTS

We have no revenues and are dependent upon the willingness of new Management and/or their affiliates to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with being a public company and with our continued corporate existence. Through our fiscal year ended June 30, 2017, the Registrant has paid for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of reports under the Exchange Act with funds advanced by our former Management. We may not generate any revenues unless and until the commencement of new business operations. We believe that our principal shareholder, Dolomite, will provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. On September 12, 2013, we entered into a Loan Agreement with Dolomite under which we receive funding for general operating expenses from time-to-time as needed by the Company. The loan bears interest at 1% per annum. We have no other written agreement or arrangement with our affiliates to provide any additional funding for our operating expenses. Notwithstanding the foregoing, it may be reasonably expected that Dolomite shall continue to fund the continued operating expenses of the Company until we commence business operations and perhaps thereafter.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES

Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. As of June 30, 2017, we had 524,200 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	High	Low	High	Low	High	Low
First Quarter ended September 30	$0.31	$0.31	$0.51	$0.51	$0.51	$0.51
Second Quarter ended December 31	$0.31	$0.31	$0.51	$0.51	$0.51	$0.51
Third Quarter ended March 31	$0.31	$0.31	$0.51	$0.51	$0.51	$0.51
Fourth Quarter ended June 30	$0.31	$0.31	$0.31	$0.31	$0.51	$0.051

(b) As of June 30, 2017, our shares of common stock were held by approximately 180 stockholders of record. The Company's transfer agent is VStock Transfer, LLC.

(c) Dividends

We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities

The Registrant has not issued any restricted shares of common stock during the fourth quarter ended June 30, 2017.

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

Recent Developments

On June 12, 2017, the Board of Directors of the Registrant appointed Mr. Zohar Shpitz as Chief Financial Officer (CFO) of the Registrant. Mr. Shpitz was appointed as CFO in connection with the resignation of Mr. Ofer Naveh as the Registrant's CFO, effective June 19, 2017.

Results of Operations during the year ended June 30, 2017 as compared to the year ended June 30, 2016

We have not generated any revenues during the year 2017 and 2016. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $48,075 in net loss due to expenses consisting of general and administrative expenses of $44,680 and interest expenses of $3,395 during the year ended June 30, 2017 as compared to a net loss of $45,993 due to expenses consisting of general and administrative expenses of $43,268 and interest expenses of $2,725 during the year ended June 30, 2016.

Liquidity and Capital Resources

On June 30, 2017, we had no cash or other assets and had current liabilities of $444,824 consisting of $1,024 in accounts payable, $84,444 in accrued interest, $164,356 in advances from Dolomite and $195,000 in four convertible notes held by our controlling shareholder.

On June 30, 2016, we had no cash or other assets and had current liabilities of $396,749 consisting of $1,465 in accounts payable, $81,049 in accrued interest, $119,235 in advances from Dolomite and $195,000 in four convertible notes held by our controlling shareholder.

We had a negative cash flow from operations of $45,121 during the year ended June 30, 2017 due to a net loss of $48,075 offset by an increase in accounts payable and accrued interest of $2,954. We financed our negative cash flow from operations during the year ended June 30, 2017 through advances made by our controlling shareholder of $45,121.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditor has issued an unqualified audit opinion for the years ended June 30, 2017 and 2016 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of June 30, 2017 and 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2017 and 2016, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended June 30, 2017 and 2016, and are included elsewhere in this registration statement.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

McConnell & Jones LLP
Report of Independent Registered Public Accounting Firm

To the Board of Directors of Peregrine Industries, Inc.

We have audited the accompanying balance sheets of Peregrine Industries, Inc. ("The Company") as of June 30, 2017 and 2016, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended June 30, 2017. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peregrine Industries, Inc. as of June 30, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas
August 1, 2017

4828 Loop Central Drive, Suite 1000
Houston, TX 77081
Phone: 713.968.1600
Fax: 713.968.1601

Peregrine Industries, Inc.
Balance Sheets

	June 30, 2017	June 30, 2016
ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable-trade	$1,024	$1,465
Accrued interest expenses to related party	84,444	81,049
Advances under loan agreement with related party	164,356	119,235
Convertible notes - control shareholders	195,000	195,000
Total current liabilities	444,824	396,749

Stockholders' deficit:
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued	0	0
Common stock, $.0001 par value; 100,000,000 shares authorized;
524,200 issued and outstanding at June 30, 2017 and June 30, 2016	52	52
Additional paid in capital	157,832	157,832
Accumulated deficit	(602,708)	(554,633)
Stockholders' deficit	(444,824)	(396,749)
Total Liabilities and Stockholders' deficit	$0	$0

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statements of Operations

	Year Ended	Year Ended
	June 30, 2017	June 30, 2016
Revenue	$0	$0

Costs and Expenses:
General and administrative	44,680	43,268
Interest expenses	3,395	2,725
Total costs and expenses	48,075	45,993

Net loss	$(48,075)	$(45,993)

Per share amounts:
Basic and diluted net loss	$(0.09)	$(0.09)

Weighted average shares outstanding (basic and diluted)	524,200	524,200

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statement of Stockholders' Deficit

		Common	Additional
		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2015	524,200	52	157,832	(508,640)	(350,756)
Net loss				(45,993)	(45,993)
Balance at June 30, 2016	524,200	52	157,832	(554,633)	(396,749)
Net loss				(48,075)	(48,075)
Balance at June 30, 2017	524,200	$52	$157,832	$(602,708)	$(444,824)

See accompanying notes to the financial statements.

Peregrine Industries, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(48,075)	$(45,993)
Adjustments required to reconcile net loss to cash used in operating activities:
Accounts payable and accrued expenses	2,954	3,600
Net cash used in operating activities	(45,121)	(42,393)

Cash flows from financing activities:
Cash advances from related parties	45,121	42,393
Net cash provided by financing activities	45,121	42,393

Change in cash
Cash - Beginning of year	0	0
Cash - End of year	$0	$0

See accompanying notes to the financial statements.

PEREGRINE INDUSTRIES, INC.
Notes to the Financial Statements
June 30, 2017

Note 1. Basis of Presentation

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. The Company was formerly located in Deerfield Beach, Florida. Products were primarily sold throughout the United States, Canada, and Brazil. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. At present, the Company has no business operations and is deemed to be a shell company. The Company had a change in control on July 8, 2013 as a result of the sale by our former principal shareholders, Richard Rubin, Thomas J. Craft, Jr. and Ivo Heiden, of their 324,000 shares of common stock, representing approximately 61.8% of the Company's outstanding common stock, to Dolomite Industries Ltd ("Dolomite"). In connection with the private sale of their shares of common stock to Dolomite on July 2, 2013, Messrs. Rubin and Heiden agreed to waive a total of $224,196 in liabilities owed to them at June 30, 2013. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties and one affiliated party. See also note 3. On July 22, 2013, the Board of Directors appointed Yair Fudim, Dolomite's Chairman, as Chairman of the Company's Board of Directors and CEO of the Company and appointed Ofer Naveh, Dolomite's CFO, as CFO of the Company. On the same date, Richard Rubin resigned as CEO and CFO of the Company. On June 12, 2017, the Board of Directors of the Registrant appointed Mr. Zohar Shpitz as Chief Financial Officer (CFO) of the Registrant. Mr. Shpitz was appointed as CFO in connection with the resignation of Mr. Ofer Naveh as the Registrant's CFO, effective June 19, 2017.

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

Fair Value of Financial Instruments:

ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and 2016. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per common share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2017 or 2016.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2017 and 2016. The Company has net operating losses of approximately $602,708, which begin to expire in 2027.

Impact of recently issued accounting standards:

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), an amendment to FASB Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements. This update provides guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company adopted the standard during the year ended June 30, 2017 and provided the disclosures required by ASU 2014-15.

Note 2. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $602,708 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2017, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2017 or 2016.

Note 4. Convertible Notes-Shareholders

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest was payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to Dolomite, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the annual interest rate for the $195,000 of convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at July 1, 2017. The conversion rate of all convertible notes is $0.05 per share. In November 2015, Dolomite purchased the three unaffiliated party notes with principal amount of $35,500 including accrued interest at principal value. As of June 30, 2017, we have four convertible promissory notes outstanding all held by our control shareholder Dolomite totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted. Reference is made to Note 7. Subsequent Events, below with respect to the disclosure that effective July 17, 2017, the four convertible notes together with accrued interest was converted into restricted shares of common stock.

On September 12, 2013, we entered into a Loan Agreement with Dolomite under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Dolomite Loan bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of June 30, 2017, the outstanding balance on this loan was $164,356. Reference is made to Note 7. Subsequent Events, below with respect to the disclosure that effective July 17, 2017, the Loan and accrued interest was converted into restricted shares of common stock.

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

In April 2010, when the convertible notes were originally issued the price of our stock was $3.99, such price would have created a beneficial conversion feature but as the Company is and has been so thinly traded during the last 3 years, the fair value of the stock price was deemed not to be a fair value for the conversion feature. Management decided that because the Company's ability to continue as a going concern was in question and that it has no revenue sources that the actual sale price was a better measure of fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

Note 5. Related Party Transactions

Due to Related Party:

Amounts due to related party consists of amounts related to our Loan Agreement with Dolomite, our controlling shareholder.

As of June 30, 2017, total due to related party was $443,800, of which $195,000 relates to four convertible notes held by our controlling shareholder, $84,444 in accrued interest and $164,356 relates to advances from our control shareholder.

As of June 30, 2016, total due to related party was $395,284, of which $195,000 relates to four convertible notes held by our controlling shareholder, $81,049 in accrued interest and $119,235 relates to advances from our control shareholder.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of June 30, 2017. The Company has no non-cancellable operating leases.

Note 7. Subsequent Events

On July 14, 2017, Dolomite Holdings Ltd, organized under the laws of the State of Israel and the corporate parent and principal shareholder of the Registrant, in contemplation of a change in control transaction, determined to convert a total of $443,718, evidenced by convertible notes, advances under a separate loan agreement and accrued interest, which represented all of the liabilities of the Registrant owed to Dolomite, the Registrant's sole creditor at its fiscal year-ended June 30, 2017 (collectively, the "Related Party Debt"). On July 17, 2017, Dolomite was issued a total of 22,477,843 restricted shares of the Registrant's common stock, par value $0.0001 (the "Shares") in full satisfaction of the Related Party Debt. As a result of the conversion of the convertible notes, the loan and all accrued interest, and based upon the fair value of the shares, the Registrant is recording a loss of $19,108 during the first quarter of 2018.

Effective July 21, 2017, in a change in control transaction, Dolomite sold, transferred and assigned the 22,477,843 Shares, representing approximately 97.7% of the Registrant's total issued and outstanding Shares, to four persons, none of whom were affiliated with the Registrant or with Dolomite. As of the date of this annual report, there was no change in the Registrant's Board of Directors or executive officers, although it is expected that the new control shareholders will appoint new persons to the Registrant's Board of Directors and appoint new management although no arrangements exist at present nor have there been any negotiations to implement a new Board or a new management team.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

N.A.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

As of June 30, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2017.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended June 30, 2017. Management has identified corrective actions for the weaknesses and intends to implement accounting procedures to address before mentioned material weaknesses during the fiscal year 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Yair Fudim	67	Chairman and CEO
Zohar Shpitz	42	CFO

Yair Fudim, 67, Chairman and CEO of the Registrant, has also been serving as Chairman of the Board of Dolomite since February 2013, prior to which he served as Dolomite's CEO from February 2010 until March 2013. Since February 2013 Mr. Fudim has been Chairman of the Board of RVB Holdings Ltd, a public company organized under the laws of the State of Israel having shares subject to quotation on the OTCQB under the symbol RVBHF. From April 1991 through April 2013, Mr. Fudim also served as CEO of Leader Holdings & Investments Ltd, a public company organized under the laws of the State of Israel and listed on the Tel Aviv Stock Exchange. Mr. Fudim also serves as Chairman of the Board of Leader Capital Markets Ltd., a Tel Aviv Stock Exchange listed public company organized under the laws of the State of Israel and a subsidiary of Leader. Mr. Fudim holds a B.A. in Economics and an MBA from the Hebrew University of Jerusalem.

Zohar Shpitz, age 42, Chief Financial Officer, has been a Certified Public Accountant in Israel since 2003 and received his BA degree in Business and Management in 2002 from The College of Management Academic Studies, located in Rishon LeZion, Israel and also is among Israel's largest universities. Prior to his appointment as CFO of the Registrant and of Dolomite, Mr. Zohar served as Financial Controller of Tiv Taam Holdings Ltd, an Israeli-based public company listed on the Tel Aviv Stock Exchange (TLV: TTAM) from 2007 through June 2017.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

No executive compensation was paid during the fiscal periods ended June 30, 2017, 2016 and 2015. The Registrant has no employment agreement with its director.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2017. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Dolomite Holdings Ltd.	324,000	61.83%
7 Jabotinsky Street
Ramat Gan, Israel

Yair Fudim, Chairman and CEO	0	0%
7 Jabotinsky Street
Ramat Gan, Israel

Zohar Shpitz, CFO	0	0%
7 Jabotinsky Street
Ramat Gan, Israel

Merrill Yarbrough	87,316	16.65%
2905 Via Napoli
Deerfield Beach, FL 33442
All Directors and Executive Officers as a Group (2 people)	0	0%

(1) Applicable percentage ownership is based on 524,200 shares of common stock outstanding as of June 30, 2017. Reference is made to Note 7. Subsequent Events.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party. Transactions in this context relate to any transaction which exceeds $120,000. On September 12, 2013, we entered into a Loan Agreement with Dolomite under which we receive funding for general operating expenses from time-to-time as needed by the Company. The Dolomite Loan bears interest of 1% per annum and shall be due and payable on a date 366 days from the date of the loan. As of June 30, 2017, the outstanding balance on this loan was $164,356.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal year ended June 30, 2017 and 2016.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended June 30, 2017 and 2016, and fees billed for other services rendered by McConnell & Jones, LLP during those periods.

Year Ended
	June 30, 2017	June 30, 2016
Audit fees (1)	$6,051	$5,400
Audit-related fees (2)	-	-
All other fees	-	-
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

PEREGRINE INDUSTRIES INC.

By: /s/ Yair Fudim
Yair Fudim
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: August 2, 2017

By: /s/ Zohar Shpitz
Zohar Shpitz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: August 2, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yair Fudim
Yair Fudim
Chairman
Date: August 2, 2017