Form 10-Q
period 2017-09-30
PEREGRINE INDUSTRIES INC
filed 2017-11-14
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission file number: 0-27511

PEREGRINE INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

3854 Schiff Dr. Las Vegas NV 99103	10005
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (702) 888 1798

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2).

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

On November 3, 2017, the Registrant had 23,002,043 shares of common stock outstanding.

1

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets – September 30, 2017 and June 30, 2017 (Unaudited)	4
Statements of Operations - Three Months Ended September 30, 2017 and 2016 (Unaudited)	5
Statements of Cash Flows -Three Months Ended September 30, 2017 and 2016 (Unaudited)	6
Notes to Unaudited Interim Financial Statements	7

Peregrine Industries, Inc.
Balance Sheets
(unaudited)

	September 30,	June 30,
	2017	2017

ASSETS

Total assets	$—	$—

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$1,024	$1,024
Accrued interest - related party	—	84,444
Loan - related party	—	164,356
Convertible note - control shareholders	—	195,000

Total current liabilities	1,024	444,824

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of September 30, and June 30, 2017	—	—
Common stock, $0.0001 par value; 100,000,000 authorized;
23,002,043 and 524,200 issued and outstanding as of
September 30, and June 30, 2017	2,300	52
Additional paid-in capital	599,384	157,832
Accumulated deficit	(602,708)	(602,708)
Total stockholders' deficit	(1,024)	(444,824)

Total liabilities and stockholders' deficit	$—	$—

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Statements of Operations
(unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Operating expenses
General and administrative	$—	$10,590
Interest	—	803

Total operating expenses	—	11,393

Net loss	—	(11,393)

Net loss for the period	$—	$(11,393)

Basic and diluted net loss per common share	$—	$(0.02)

Weighted average common shares outstanding
Basic and diluted	$19,049,895	$524,200

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Statements of Cash Flows
(unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

Cash flows from operating activities:
Net loss	$—	$(11,393)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Increase in accounts payable and accrued expenses	—	2,422

Cash flows used in operating activities	—	(8,971)

Cash flows form financing activities:
Advances from related parties	—	8,971

Cash generated by financing activities	—	8,971

Change in cash:	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

Supplementary information
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Supplementary disclosure for non cash investing and financing activities
Common stock issued to liquidate debt	$443,800	$—

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Notes Financial Statements

(unaudited)

September 30, 2017

NOTE 1 - ORGANIZATION AND OPERATIONS

Peregrine Industries, Inc. (the "Company") was formed, in the State of Florida, on October 1, 1995 for the purpose of manufacturing residential pool heaters. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. At present, the Company has no business operations and is deemed to be a shell company. On July 21, 2017, new management acquired, 22,477,843 or 97.7% of the issued common restricted shares. The new management has developed a business plan to create and manufacture various products, to be utilized by babies, which they anticipate implementing within the current fiscal year.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Peregrine Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2017 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on August 2, 2017.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2017 as reported in the Company’s Form 10K have been omitted.

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Related Party Transactions

We consider all who own more than 5% shares to be related parties and record any transactions between them and the Company to be related party transactions and disclose such transactions on notes to the Financial Statements.

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating $602,708 as of September 30, 2017, and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include, but are not limited to: 1) implementation of new business plan 2) focus on sales to minimize the need for capital at this stage; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.

NOTE 4 - RELATED PARTY TRANSACTIONS

On July 17, 2017, Peregrine Industries, Inc., issued a total of 22,477,843 of its restricted common shares, par value $0.0001, to Dolomite Holdings Ltd., the corporate parent and principal shareholder of the Registrant. The Shares were issued upon the conversion by Dolomite, effective July 14, 2017, of principal and accrued interest owed by the Registrant to Dolomite evidenced by convertible notes and other short-term debt in the aggregate amount of $443,800, representing all of the liabilities of the Registrant at its fiscal year-ended June 30, 2017. The issuance of the Shares was made in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended and Regulation S promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

Effective July 21, 2017, Dolomite sold, transferred and assigned a total of 22,477,843 restricted shares of the Registrant's common stock, par value $0.000 1 that it acquired upon the conversion of all liabilities owed by the Registrant to Dolomite, to four persons, none of whom were affiliated with the Registrant or with Dolomite. The 22,477,843 Shares represented in excess of 97% of the Registrant's total issued and outstanding Shares at July 21, 2017, on which date the Registrant had $1,024 accounts payable remaining.

Note 5 - STOCKHOLDERS’ EQUITY

As of September 30, 2017, there are 100,000,000 shares of common stock having a par value of $0.0001, authorized, and there were 23,002,043 issued and outstanding.

As of September 30, 2017, there are 5,000,000 shares of preferred stock having a par value of $0.0001, authorized, none issued or outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

On October 26, 2015, GreenStone Industries Ltd., our controlling shareholder changed its name to Dolomite Holdings Ltd.

On July 17, 2017, Peregrine Industries, Inc., issued a total of 22,477,843 of its restricted common shares, par value $0.0001, to Dolomite Holdings Ltd., the corporate parent and principal shareholder of the Registrant. The Shares were issued upon the conversion by Dolomite, effective July 14, 2017, of principal and accrued interest owed by the Registrant to Dolomite evidenced by convertible notes and other short-term debt in the aggregate amount of $443,718, representing all of the liabilities of the Registrant at its fiscal year-ended June 30, 2017. The issuance of the Shares was made in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended and Regulation S promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

Effective July 21, 2017, Dolomite sold, transferred and assigned a total of 22,477,843 restricted shares of the Registrant's common stock, par value $0.000 1, that it acquired upon the conversion of all liabilities owed by the Registrant to Dolomite, to four persons, none of whom were affiliated with the Registrant or with Dolomite. The 22,477,843 Shares represented in excess of 97% of the Registrant's total issued and outstanding Shares at July 21, 2017, on which date the Registrant had one remaining liability of $1,024.

Overview

Although our activities have been related to seeking new business opportunities, new management has developed a business plan, based on the manufacture and sale of products designed for use by babies, which it intends to implement within the current fiscal year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through September 30, 2017 of $602,708.

In addition, the Company’s development activities since inception have been financially sustained through loans from related parties.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues.

Results of Operations during the three-month period ended September 30, 2017 as compared to the three-month period ended September 30, 2016.

Our new management acquired control during the three months ended September 30, 2017 and did not generate any revenue during those three months. Because of no business or administrative activity during the three months ended September 30, 2017, no recordable expenses were incurred. During the three months ended September 30, 2016, $10,590 was recorded as general and administrative expenses and $851 as interest expense. We recorded no profit or loss during the three months ended September 30, 2017 compared to a loss of $11,393 for the three months ended September 30, 2016

Liquidity and Capital Resources

On September 30, 2017, we had no cash, assets, but, accounts payable of $1,024, compared to September 30, 2016 when we had no cash, and current liabilities of $444,824 consisting of $1,024 in accounts payable, $84,444 in accrued interest, $164,356 in advances from Dolomite and $195,000 in four convertible notes held by Dolomite, our controlling shareholder.

Due to the lack of activity, during the three months ended September 30, 2017, we had a no cash flow from operations, compared to the three months ended September 30, 2016, when we recorded a net loss of $11,393 offset by an increase in accounts payable and accrued interest of $2,422. We financed our cash flow from operations, during the three month period ended September 30 2016, through advances of $8,971, made by our controlling shareholder.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its controlling shareholders and believes it can satisfy its cash requirements so long as it is able to obtain financing from its controlling shareholders. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of September 30, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at September 30 2017. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2018.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2017, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PEREGRINE INDUSTRIES INC.

By: /s/ Miaohong Hanson

Miaohong Hanson

Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: November 14, 2017

By: /s/ John Hanson
John Hanson
Chief Financial Officer
(Principal Financial Officer)
Date: November 14, 2017

