Form 10-Q
period 2017-12-31
PEREGRINE INDUSTRIES INC
filed 2018-02-13
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

On January 29, 2018, the Registrant had 23,002,043 shares of common stock outstanding.

1

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets – December 31, 2017 (Unaudited) and June 30, 2017	4

Statements of Operations - Six Months Ended December 31, 2017 and 2016 (Unaudited)	5

Statements of Cash Flows -Six Months Ended December 31, 2017 and 2016 (Unaudited)	6

Notes to Unaudited Interim Financial Statements	7

Peregrine Industries, Inc.
Balance Sheets
(unaudited)

	December 31,	June 30,
	2017	2017

ASSETS

Current assets
Prepaid expense	$1,500	$—
Total current assets	1,500	—

Total assets	$1,500	$—

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$3,224	$1,024
Accrued interest - related party	—	84,444
Loan - related party	4,000	164,356
Convertible note - control shareholders	—	195,000
Total current liabilities	7,224	444,824

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of December 31, and June 30, 2017	—	—
Common stock, $0.0001 par value; 100,000,000 authorized;
23,002,043 and 524,200 issued and outstanding as of
December 31, and June 30, 2017	2,300	52
Additional paid-in capital	599,384	157,832
Accumulated deficit	(607,408)	(602,708)
Total stockholders' deficit	(5,724)	(444,824)

Total liabilities and stockholders' deficit	$1,500	$—

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Statements of Operations
(unaudited)

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016
Operating expenses
General and administrative	$4,700	$18,530	$4,700	$29,120
Interest	—	856	—	1,659

Total operating expenses	4,700	19,386	4,700	30,779

Net loss	(4,700)	(19,386)	(4,700)	(30,779)

Net loss for the period	$(4,700)	$(19,386)	$(4,700)	$(30,779)

Basic and diluted net loss per common share	$(0.00)	$(0.04)	$(0.00)	$(0.06)

Weighted average common shares outstanding
Basic and diluted	23,002,043	524,200	21,036,767	524,200

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Statements of Cash Flows
(unaudited)

	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016

Cash flows from operating activities:
Net loss	$(4,700)	$(30,779)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Increase in prepaid expenses	(1,500)	—
Increase in accounts payable and accrued expenses	2,200	1,218

Cash flows used in operating activities	(4,000)	(29,561)

Cash flows form financing activities:
Advances from related parties	4,000	29,561

Cash generated by financing activities	4,000	29,561

Change in cash:	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

Supplementary information
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—
Supplementary disclosure for non cash investing activity
Common stock issued to liquidate debt	$443,800	$—

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc

Notes to Financial Statements

For the Six Months Ended December 31, 2017 and 2016

NOTE 1 - ORGANIZATION AND OPERATIONS

Peregrine Industries, Inc. (the "Company") was formed, in the State of Florida, on October 1, 1995 for the purpose of manufacturing residential pool heaters. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. At present, the Company has no business operations and is deemed to be a shell company. On July 21, 2017, new management acquired, 22,477,843 or 97.7% of the issued common restricted shares. The new management has developed a business plan, to create and manufacture various baby products, which they anticipate implementing within the current fiscal year.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Peregrine Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2017 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on August 2, 2017.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period is not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2017 as reported in the Company’s Form 10K have been omitted.

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

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating $607,408 as of December 31, 2017, and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

Peregrine Industries, Inc

Notes to Financial Statements

For the Six Months Ended December 31, 2017 and 2016

NOTE 4 – RELATED PARTY TRANSACTIONS

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

Effective July 21, 2017, Dolomite sold, transferred and assigned a total of 22,477,843 restricted shares of the Registrant's common stock, par value $0.000 1 that it acquired upon the conversion of all liabilities owed by the Registrant to Dolomite, to four persons, none of whom were affiliated with the Registrant or with Dolomite. The 22,477,843 Shares represented in excess of 97% of the Registrant's total issued and outstanding Shares at July 21, 2017, resulting in a change of control of the Company.

During the three months ended December 31, 2017 the Company borrowed $4,000, unsecured, bearing interest of 0%, from a related party.$2,500 was paid for expense during the quarter ended December 31, 2017, and the remaining $1,500 is prepaid for professional fees.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through December 31, 2017 of $607,408.

In addition, the Company’s development activities since inception have been financially sustained through loans from related parties.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues.

Results of Operations during the six month period ended December 31, 2017 as compared to the six month period ended December 31, 2016 and the three month period ended December 31, 2017 as compared to the three month period ended December 31, 2016.

Our new management acquired control during the three months ended September 30, 2017 and has not generated any revenue during the six months ended December 31, 2017. Because of no business or administrative activity during the six months ended December 31, 2017, recordable expenses were $4,700. During the six months ended December 31, 2016, $29,120 was recorded as general and administrative expenses and $1,659 as interest expense. We recorded a loss of $4,700 during the six months ended December 31, 2017 compared to a loss of $30,779 for the six months ended December 31, 2016 and $4,700 for the three months ended December 31, 2017 compared to $19,386 for the same three months ended December 31, 2016.

Liquidity and Capital Resources

On December 31, 2017, we had no cash, assets, but, accounts payable of $3,224, compared to December 31, 2016, when we had no cash, and current liabilities of $444,824 consisting of $1,024 in accounts payable, $84,444 in accrued interest, $164,356 in advances from Dolomite and $195,000 in four convertible notes held by Dolomite, our controlling shareholder.

Due to the lack of activity, during the six and three months ended December 31, 2017, we had a no cash flow from operations, compared to the six months ended December 31, 2016, when we recorded a net loss of $30,779 offset by an increase in accounts payable of $1,218. We financed our cash flow from operations, during the six month period ended December 31, 2016, through advances of $29,561, made by our controlling shareholder. Accounts payable increased by $2,200 during the three months ended December 31, 2017 plus we borrowed $4,000 from a related party.

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

As of December 31, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at December 31, 2017. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during fiscal year 2018.

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
Date: February 12, 2018

By: /s/ John Hanson
John Hanson
Chief Financial Officer
(Principal Financial Officer)
Date: February 12, 2018

