Form 10-Q
period 2018-03-31
PEREGRINE INDUSTRIES INC
filed 2018-05-14
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Commission file number: 0-27511

PEREGRINE INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

9171 W. Flamingo Las Vegas, Nevada 89147	10005
(Address of Principal Executive Offices)	(ZIP Code)

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

On May 12, 2018, the Registrant had 23,002,043 shares of common stock outstanding.

1

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets – March 31, 2018 (Unaudited) and June 30, 2017	4

Statements of Operations - Nine Months Ended March 31, 2018 and 2017 (Unaudited)	5

Statements of Cash Flows -Nine Months Ended March 31, 2018 and 2017 (Unaudited)	6

Notes to Unaudited Interim Financial Statements	7

Peregrine Industries, Inc.
Balance Sheets
(unaudited)

	March 31,	June 30,
	2018	2017

ASSETS

Current assets
Total current assets	$—	$—

Total assets	$—	$—

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$2,599	$1,024
Accrued interest - related party	—	84,444
Loan - related party	5,345	164,356
Convertible note - control shareholders	—	195,000
Total current liabilities	7,944	444,824

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of March 31, 2018 and June 30, 2017	—	—
Common stock, $0.0001 par value; 100,000,000 authorized;
23,002,043 and 524,200 issued and outstanding as of
March 31, 2018 and June 30, 2017	2,300	52
Additional paid-in capital	599,384	157,832
Accumulated deficit	(609,628)	(602,708)
Total stockholders' deficit	(7,944)	(444,824)

Total liabilities and stockholders' deficit	$—	$—

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Statements of Operations
(unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017
Operating expenses
General and administrative	$2,220	$8,530	$6,920	$37,650
Interest	—	851	—	2510

Total operating expenses	2,220	9,381	6,920	40,160

Net loss	(2,220)	(9,381)	(6,920)	(40,160)

Net loss for the period	$(2,220)	$(9,381)	$(6,920)	$(40,160)

Basic and diluted net loss per common share	$(0.00)	$(0.02)	$(0.00)	$(0.08)

Weighted average common shares outstanding
Basic and diluted	23,002,043	524,200	21,684,660	524,200

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017

Cash flows from operating activities:
Net loss	$(6,920)	$(40,160)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Increase in accounts payable and accrued expenses	1,575	2,069

Cash flows used in operating activities	(5,345)	(38,091)

Cash flows form financing activities:
Advances from related parties	5,345	38,091

Cash generated by financing activities	5,345	38,091

Change in cash:	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

Supplementary information
Cash paid during the period for:
Interest	$—	$2,510
Income taxes	$—	$—

Supplementary disclosure for non cash investing activity
Common stock issued to liquidate debt	$443,800	$—

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.

Notes to Financial Statements

For the Nine Months Ended March 31, 2018

(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Peregrine Industries, Inc. (the "Company") was formed, in the State of Florida, on October 1, 1995 for the purpose of manufacturing residential pool heaters. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. At present, the Company has no business operations and is deemed to be a shell company. On July 21, 2017, new management acquired, 22,477,843 or 97.7% of the issued common restricted shares. The new management is developing a business plan which they anticipate implementing within the current fiscal year.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Peregrine Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended June 30, 2017 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on August 2, 2017.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period is not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended June 30, 2017 as reported in the Company’s Form 10K have been omitted.

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

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating $609,628 as of March 31, 2018, and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

Effective July 21, 2017, Dolomite sold, transferred and assigned a total of 22,477,843 restricted shares of the Registrant's common stock, par value $0.0001 that it acquired upon the conversion of all liabilities owed by the Registrant to Dolomite, to four persons, none of whom were affiliated with the Registrant or with Dolomite. The 22,477,843 Shares represented in excess of 97% of the Registrant's total issued and outstanding Shares at July 21, 2017, resulting in a change of control of the Company.

During the nine months ended March 31, 2018 Mace Corporation, a related party paid $5,345 to service providers. The advances were unsecured, non-interest bearing with no stated repayment terms.

NOTE 5 – STOCKHOLDERS’ EQUITY

As of March 31, 2018, there are 100,000,000 shares of common stock having a par value of $0.0001, authorized, and there with 23,002,043 issued and outstanding.

As of March 31, 2018, there are 5,000,000 shares of preferred stock having a par value of $0.0001, authorized, none issued or outstanding.

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

Effective July 21, 2017, Dolomite sold, transferred and assigned a total of 22,477,843 restricted shares of the Registrant's common stock, par value $0.0001, that it acquired upon the conversion of all liabilities owed by the Registrant to Dolomite, to four persons, none of whom were affiliated with the Registrant or with Dolomite. The 22,477,843 Shares represented in excess of 97% of the Registrant's total issued and outstanding Shares at July 21, 2017, on which date the Registrant had one remaining liability of $1,024.

Overview

Although our activities have been related to seeking new business opportunities, new management has developed a business plan, based on the manufacture and sale of products designed for use by babies, which it intends to implement within the current fiscal year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through March 31, 2018 of $609,628.

In addition, the Company’s development activities since inception have been financially sustained through loans from related parties.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues.

Results of Operations during the nine month period ended March 31, 2018 as compared to the nine month period ended March 31, 2017 and the three month period ended March 31, 2018 as compared to the three month period ended March 31, 2017.

Our new management acquired control during the three months ended September 30, 2017 and has not generated any revenue during the nine months ended March 31, 2018. Because of no business or administrative activity during the nine months ended March 31, 2018, recordable expenses were $6,920. During the nine months ended December 31, 2017, $37,650 was recorded as general and administrative expenses and $2,510 as interest expense. We recorded a loss of $6,920 during the nine months ended March 31, 2018 compared to a loss of $40,160 for the nine months ended March 31, 2017 and $2,220 for the three months ended March 31, 2018 compared to $9,381 for the same three months ended March 31, 2017.

Liquidity and Capital Resources

On March 31, 2018, we had no cash, assets, but, accounts payable of $2,599, compared to March 31, 2017, when we had no cash, and current liabilities of $436,909 consisting of $1,024 in accounts payable, $83,559 in accrued interest, $157,326 in advances from Dolomite and $195,000 in four convertible notes held by Dolomite, our controlling shareholder.

Due to the lack of activity, during the nine and three months ended March 31, 2018, we had a no cash flow from operations, compared to the nine months ended March 31, 2017, when we recorded a net loss of $36,845. We financed our cash flow from operations, during the nine month period ended March 31, 2018, through advances of $5,345, made by our controlling shareholder. Accounts payable decreased by $625 during the three months ended March 31, 2018 plus we borrowed $1,345 from a related party.

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

As of March 31, 2018, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at March 31, 2018. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during fiscal year 2018.

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
Date: May 14, 2018

By: /s/ John Hanson
John Hanson
Chief Financial Officer
(Principal Financial Officer)
Date: May 14, 2018

