Form 10-K
period 2018-06-30
PEREGRINE INDUSTRIES INC
filed 2018-11-19
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

Commission File No.: 0-27511

Peregrine Industries Inc.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

9171 W. Flamingo Rd. Las Vegas, NV	89147
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (702) 888-1798

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2017, the aggregate market value of the voting common equity held by non-affiliates was approximately $52,422 based on the last sales price of the Registrant’s common stock on December 31, 2017 . On November 8, 2018 the Registrant had 23,002,063 shares of common stock outstanding.

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

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

TABLE OF CONTENTS

Item	Description	Page

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	3
ITEM 1A.	RISK FACTORS RELATED TO OUR BUSINESS	4
ITEM 1B.	UNRESOLVED STAFF COMMENTS	4
ITEM 2.	DESCRIPTION OF PROPERTY	4
ITEM 3.	LEGAL PROCEEDINGS	4
ITEM 4.	MINE SAFETY DISCLOSURES	4

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	5
ITEM 6.	SELECTED FINANCIAL DATA	9
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATION	6
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	7
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	7
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	20
ITEM 9A.	CONTROLS AND PROCEDURES	20
ITEM 9B.	OTHER INFORMATION	22

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE	23
ITEM 11.	EXECUTIVE COMPENSATION	24
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS	24
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	25
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	25
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	26

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

Organizational History and General Background of the Registrant

The Company was incorporated in Florida in 1995 for the purpose of designing and manufacturing heat pump pool heaters, residential air conditioners and parallel flow coils for the heating, ventilation and air conditioning industry. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. The Company emerged from bankruptcy in March 2004 free and clear of all liens, claims and obligations. On July 17, 2017, Peregrine Industries, Inc., (the "Registrant") issued a total of 22,477,843 or 97.7% of the issued common restricted shares of the Registrant's common stock, par value $0.0001 (the "Shares") to Dolomite Holdings Ltd., organized under the laws of the State of Israel and the corporate parent and principal shareholder of the Registrant ("Dolomite"). The Shares were issued upon the conversion by Dolomite, effective July 14, 2017, of principal and accrued interest owed by the Registrant to Dolomite evidenced by convertible notes and other short-term debt in the aggregate amount of $443,718, representing all of the liabilities of the Registrant at its fiscal year-ended June 30, 2017. The fair value of the shares was deemed to be the carrying value of the principal and accrued interest, $443,718. Dolomite was a related party therefore the settlement had no gain or loss. The issuance of the Shares was made in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation S promulgated by the United States Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Act"). .. Effective July 21, 2017, Dolomite sold, transferred and assigned the total of 22,477,843 restricted shares of the Registrant's common stock, to four persons, none of whom were affiliated with the Registrant or with Dolomite. The 22,477,843 Shares represented in excess of 97% of the Registrant's total issued and outstanding Shares at July 21, 2017, resulting in a change of control of the Company.

The new management has developed a business plan which they anticipate implementing within the current fiscal year.

Recent Developments

On June 12, 2017, the Board of Directors of the Registrant appointed Mr. Zohar Shpitz as Chief Financial Officer (CFO) of the Registrant. Mr. Shpitz was appointed as CFO in connection with the resignation of Mr. Ofer Naveh as the Registrant's CFO, effective June 19, 2017. On July 21, 2017 all of the aforementioned resigned as directors, and officers, where appropriate, after appointing the following directors and officers: Miaohong Hanson, director and chief executive officer; John C. Hanson, director and vice president, finance; Donghai Shi, director and executive vice president; Ronaldo Panida, director; Lili Fan, Secretary; and Ting Wang executive assistant.

Business Objectives of the Registrant

The Registrant has no present operations, but, the new management has a business plan which it intends to pursue during the coming fiscal year. The Company has selected a target business on which to concentrate and plans to implement a business combination, unless Management determines that such transaction is not in the best interests of the Company and its shareholders. Accordingly, there is no basis for investors in the Company's common stock to evaluate the possible merits or risks of the target business or the particular industry in which it operates. To the extent we effect a business combination with a company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of an early stage or potential emerging growth company.

Employees

Because the Company, presently, has no operations we currently have no employees. The officers perform any duties necessary for corporate maintenance. Our CEO performs all duties related to the operations of this business. We also plan to utilize additional independent contractors on a part-time/as needed basis.

Item 1A. Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 2. DESCRIPTION OF PROPERTIES

The Registrant's corporate office is located at 9171 W Flamingo Rd. Las Vegas, NV. The office facilities consist of approximately 3,000 square feet of executive office space and are shared with the related party acquisition target. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we consummate the business combination. The Companies are related through a commonality of officers and directors. Because of the lack of activity in the Registrant, its affairs did not require the use of either personnel or space and the parties agreed that a rental charge was not appropriate.

ITEM 3. LEGAL PROCEEDING

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

	CLOSING PRICE
	FISCAL YEAR ENDED JUNE 30
	2018		2017
	HI	LOW	HI	LOW

September 30	$0.31	$0.31	$0.31	$0.31
December 31	0.31	0.31	0.31	0.31
March 31	1.25	0.31	0.31	0.31
June 30	0.60	0.10	0.31	0.31

(b) As of June 30, 2018, our shares of common stock were held by approximately 60 stockholders of record. The Company's transfer agent is VStock Transfer, LLC.

(c) Dividends

We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities

On July 17, 2017, Peregrine Industries, Inc., issued a total of 22,477,843 of its restricted common shares, par value $0.0001, to Dolomite Holdings Ltd., the corporate parent and principal shareholder of the Registrant, at that time. The Shares were issued upon the conversion by Dolomite, effective July 14, 2017, of principal and accrued interest owed by the Registrant to Dolomite evidenced by convertible notes and other short-term debt in the aggregate amount of $443,718, representing all of the liabilities of the Registrant at its fiscal year-ended June 30, 2017. The fair value of the shares is determined to be the carrying value of the principal and accrued interest of $443,718 since Dolomite was related party. Therefore the settlement didn’t have any gain or loss.

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

Recent Developments.

On July 21, 2017, the entire board of directors resigned, as directors and officers, after appointing the following directors and officers: Miaohong Hanson, director and chief executive officer; John C. Hanson, director and vice president, finance; Donghai Shi, director and executive vice president; Ronaldo Panida, director; Lili Fan, Secretary; and Ting Wang executive assistant.

Results of Operations during the year ended June 30, 2018 as compared to the year ended June 30, 2017

We have not generated any revenues during the 2018 and 2017 fiscal years. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $15,963 of administrative costs and net loss for the year ended June 30, 2018 compared to $48,075 in net loss due to expenses consisting of general and administrative expenses of $44,680 and interest expenses of $3,395 during the year ended June 30, 2017.

Liquidity and Capital Resources

On June 30, 2018, we had $3,000 cash on hand and had current liabilities of $19,987 consisting of $1,024 in accounts payable and $18,964 payable to a related party compared to $444,824, on June 30, 2017, consisting of $1,024 accounts payable, $84,444 in accrued interest, $164,356 in advances from Dolomite and $195,000 in four convertible notes held by the controlling shareholder.

During the year ended June 30, 2018 a related party paid $15,963 directly to vendors for the cost of administering a public company. That same related party loaned $3,000 unsecured, and non-interest bearing, to the company. We had a negative cash flow from operations of $45,121 during the year ended June 30, 2017 due to a net loss of $48,075 offset by an increase in accounts payable and accrued interest of $2,954. We financed our negative cash flow from operations during the year ended June 30, 2017 through advances of $45,121 made by our controlling shareholder..

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its majority shareholders or a related party and believes it can satisfy its cash requirements so long as it is able to obtain financing from its controlling shareholders. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditor has issued an unqualified audit opinion for the years ended June 30, 2018 and 2017 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of June 30, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2018 and 2017, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended June 30, 2018 and 2017, and are included elsewhere in this registration statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

Peregrine Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Peregrine Industries, Inc. (the “Company”) as of June 30 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

November 19, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Peregrine Industries, Inc.

We have audited the accompanying balance sheet of Peregrine Industries, Inc. (the “Company”) as of June 30, 2017, and the related statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 2017. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and the result of its operations and its cash flows for the year ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the financial statements, the Company continues to incur losses and has no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ McConnell & Jones LLP

Houston, Texas
August 1, 2017

4828 Loop Central Drive, Suite 1000
Houston, TX 77081
Phone: 713.968.1600
Fax: 713.968.1601

WWW.MCCONNELLJONES.COM

Peregrine Industries, Inc.

Balance Sheets

	June 30,
	2018	2017

ASSETS

Current assets
Bank	$3,000	$—
Total current assets	3,000	—

Total assets	$3,000	$—

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$1,024	$1,024
Accrued interest - related party	—	84,444
Loan - related party	18,963	164,356
Convertible note - control shareholders	—	195,000
Total current liabilities	19,987	444,824

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of June 30, 2018 and 2017, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 authorized;
23,002,043 and 524,200 issued and outstanding as of
June 30, 2018 and 2017, respectively	2,300	52
Additional paid-in capital	599,384	157,832
Accumulated deficit	(618,671)	(602,708)
Total stockholders' deficit	(16,987)	(444,824)

Total liabilities and stockholders' deficit	$3,000	$—

(see accompanying notes to audited financial statements)

Peregrine Industries, Inc.

Statements of Operations

	For the Years Ended
	June 30,
	2018	2017
Operating expenses
General and administrative	$15,963	$44,680
Interest	—	3395

Total operating expenses	15,963	48,075

Net operating loss	(15,963)	(48,075)

Net loss for the year	$(15,963)	$(48,075)

Basic and diluted net loss per common share	$(0.00)	$(0.09)

Weighted average common shares outstanding
Basic and diluted	21,955,130	524,200

(see accompanying notes to audited financial statements)

Peregrine Industries, Inc.
Statement of Stockholders' Deficit
For the Years Ended June 30, 2018 and 2017

	Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	In Capital	Deficit	Deficit

Balance as of June 30, 2016	524,200	52	157,832	(554,633)	(396,749)

Loss for the year ended June 30, 2017	—	—	—	(48,075)	(48,075)

Balance as of June 30, 2017	524,200	$52	$157,832	$(602,708)	$(444,824)

Common stock issued for liquidation of debt	22,477,843	2,248	441,552	—	443,800

Loss for the year ended June 30, 2018	—	—	—	(15,963)	(15,963)

Balance as of June 30, 2018	23,002,043	$2,300	$599,384	$(618,671)	$(16,987)

(see accompanying notes to audited financial statements)

Peregrine Industries, Inc.

Statements of Cash Flows

	For the Years Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(15,963)	$(48,075)
Overhead paid directly by related party	15,963	—
Adjustments to reconcile net income (loss) to cash used in operating activities:
Increase in accounts payable	—	2,954

Cash flows used in operating activities	—	(45,121)

Cash flows form financing activities:
Cash advances from related parties	3,000	45,121

Cash generated by financing activities	3,000	45,121

Change in cash:	3,000	—
Cash - beginning of period	—	—
Cash - end of period	$3,000	$—

Supplementary information
Cash paid during the period for:
Interest	$—	$3,395
Income taxes	$—	$—

Supplementary disclosure for non cash investing activity
Common stock issued to liquidate debt	$443,800	$—

(see accompanying notes to audited financial statements)

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended June 30, 2018 and 2017

NOTE 1 - ORGANIZATION AND OPERATIONS

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. The Company was formerly located in Deerfield Beach, Florida. Products were primarily sold throughout the United States, Canada, and Brazil. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. At present, the Company has no business operations and is deemed to be a shell company. The Company had a change in control on July 8, 2013 as a result of the sale by our former principal shareholders, Richard Rubin, Thomas J. Craft, Jr. and Ivo Heiden, of their 324,000 shares of common stock, representing approximately 61.8% of the Company's outstanding common stock, to Dolomite Industries Ltd ("Dolomite"). In connection with the private sale of their shares of common stock to Dolomite on July 2, 2013, Messrs. Rubin and Heiden agreed to waive a total of $224,196 in liabilities owed to them at June 30, 2013. In connection with that change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties and one affiliated party. See also note 5. On June 12, 2017, the Board of Directors of the Registrant appointed Mr. Zohar Shpitz as Chief Financial Officer (CFO) of the Registrant. Mr. Shpitz was appointed as CFO in connection with the resignation of Mr. Ofer Naveh as the Registrant's CFO, effective June 19, 2017. On July 21, 2017, new management acquired, 22,477,843 or 97.7% of the issued common restricted shares. The Shares were issued upon the conversion by Dolomite, effective July 14, 2017, of principal and accrued interest owed by the Registrant to Dolomite evidenced by convertible notes and other short-term debt in the aggregate amount of $443,718, representing all of the liabilities of the Registrant at its fiscal year-ended June 30, 2017. The issuance of the Shares was made in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation S promulgated by the United States Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Act"). . The new management has developed a business plan which they anticipate implementing within the current fiscal year.

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

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended June 30, 2018 and 2017

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

Earnings per common share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2018 or 2017.

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

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended June 30, 2018 and 2017

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2018 and 2017. The Company has net operating losses of approximately $618,671 which begin to expire in 2028.

Impact of recently issued accounting standards:

The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update No. 2014-09, Revenue from contracts with Customers (Topic 606), or ASU 606. ASU 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers in an amount that supersedes most current revenue recognition guidance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt ASU 606 at the beginning of our first quarter of fiscal 2019. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the adoption. We will apply the guidance when adopted, and provide the relevant disclosures in the first interim and annual periods in which we adopt the guidance. We do not expect the adoption of this guidance to have a material impact on our financial statements within any accounting period presented. Starting in the second quarter of 2014, the FASB issued guidance applicable to revenue recognition that will be effective for the Company for the year ending June 30, 2019. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. The Company believes that there will not be a material impact on its financial statements.

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has an accumulated deficit aggregating to $618,671 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2018, all of which raise substantial doubt about the Company's ability to continue as a going concern.

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended June 30, 2018 and 2017

NOTE 4 – STOCKHOLDER DEFICIT

Common Stock

The articles of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock.

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

NOTE 5 – CONVERTIBLE NOTES

In April 2010, we issued two convertible promissory notes in the amount of $97,500 to two shareholders, bearing interest at 12% per annum until paid or converted. Interest was payable upon the maturity date at December 31, 2013. The initial conversion rate of the notes had been $0.10 per share. The notes formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties, of which $159,500 of these convertible notes were subsequently transferred to Dolomite, two convertible notes each in the amount of $8,500 were transferred to two unaffiliated parties and one convertible note in the amount of $18,500 was transferred to a third unaffiliated party. On July 11, 2013, the annual interest rate for the $195,000 of convertible notes was adjusted from 12% to 1%. Interest is payable upon the maturity date at July 1, 2017. The conversion rate of all convertible notes, at that time, was $0.05 per share. In November 2015, Dolomite purchased the three unaffiliated party notes with principal amount of $35,500 including accrued interest at principal value. As of June 30, 2017, we have four convertible promissory notes outstanding all held by our control shareholder Dolomite totaling $195,000, bearing interest at the rate of 1% per annum until paid or converted. The notes were included in a global settlement and were repaid on July 21, 2018 through the issuance of restricted common stock.

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

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended June 30, 2018 and 2017

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.

Due to Related Party:

Amounts due to related party consists of amounts related to our Loan Agreement with Dolomite, our controlling shareholder.

As of June 30, 2017, total due to related party was $443,800, of which $195,000 relates to four convertible notes held by our controlling shareholder, $84,444 in accrued interest and $164,356 relates to advances from our control shareholder.

Effective July 21, 2017, Dolomite sold, transferred and assigned a total of 22,477,843 restricted shares of the Registrant's common stock, par value $0.000 1 that it acquired upon the conversion of all liabilities owed by the Registrant to Dolomite, to four persons, none of whom were affiliated with the Registrant or with Dolomite. The 22,477,843 Shares represented in excess of 97% of the Registrant's total issued and outstanding Shares at July 21, 2017, on which date the Registrant had no liabilities whatsoever. Since Dolomite was a related party the fair value of the shares was determined to be the carrying value of the principal and accrued interest of $443,718. Therefore the settlement didn’t have any gain or loss.

During the year ended July 31, 2018, a related party paid $15,963, directly to vendors and loaned the Company an additional $3,000 for working capital. The advances are unsecured, non-interest bearing and do not have any repayment terms or conditions.

NOTE 7– INCOME TAXES

The Company’s net operating loss carryover of $618,671 as of June 30, 2018, will expire in 2038. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forward for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forward may be limited as to its use in future years. The Company’s tax returns for the years ended June 30, 2016 through June 30, 2018 are open for IRS audit.

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended June 30, 2018 and 2017

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at June 30, 2018, which were fully offset by a valuation allowance.

Future tax benefits for these net operating loss carry-forwards are recognized to the extent that realization of these benefits is considered more likely than not.  To the extent that we will not realize a future tax benefit, a valuation allowance is established.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

2018
Net operating loss carry forward	$13,448
Less: valuation allowance	(13,448)
Net deferred tax asset	$—

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

 Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. This evaluation was implemented under the supervision and with the participation of our officers and directors.

 Based on this evaluation, management concluded that, as of June 30, 2018 our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. This control deficiency resulted in an audit adjustment to our financial statements, and could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

 We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert. The Board of Directors is comprised of four members who also serve as executive officers. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us; and documentation of all proper accounting procedures is not yet complete. There is a lack of formal documentation of internal control policies and procedures.

 To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

Engaging consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

Hiring additional qualified financial personnel;

Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near-term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the limited advice of outside professionals and consultants. These initiatives will be subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

 Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our officers have assessed the effectiveness of our internal controls over financial reporting as of June 30, 2018. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of June 30, 2018, our internal control over financial reporting was ineffective.

Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles. We are in the process of developing and implementing remediation plans to address our material weaknesses in our internal controls.

Management has identified specific remedial actions to address the material weaknesses described above:

Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issue by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations and/or have raised significant additional working capital; and improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

 During the fourth quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each:

Miaohong Hanson – Age 53, President and Chief Executive Officer

Dong Hai Shi – Age 53, Executive Vice President

John C. Hanson – Age 72, Vice President, Finance

Lili Fan – Age 29, Secretary/Treasurer

Ronaldo Panida – Age 56, Director

Miaohong Hanson, President, CEO and Director: Ms. Miaohong Hanson, age 53 has served as President and CEO of Mace Corporation from December 2015 to present. She was Vice President and CFO of J.C. Hanson & Associates from 2006 to 2015. Ms. Hanson was previously Vice President, Sales of Jiangxi Techmed Inkjet Co. Ltd, from 1998 to 2005 and was responsible for management of the sales team for the South China Region. She has studied Business Accounting at Arizona Western College and Business at Zhejiang University. Ms. Hanson is Executive Vice Chairperson of the Zhejiang Chamber of Commerce of America and Vice Chairperson of the Zhejiang Association of Las Vegas. Ms. Hanson speaks fluent Chinese and English. Ms. Hanson was selected for the Board of Directors because of her general business experience and knowledge of the Chinese market.

Dong Hai Shi, Executive Vice President and Director. Dong Hai Shi, age 53, has served as Executive V.P. of Mace Corporation from December 2015 to present. He also is the founder and chairman Hong Kong WeChat Business E-Commerce Ltd and USA WeChat Business E-Commerce, Inc. He was founder and chairman of Shang Hai Hai Tong Architectural Ltd., Shang Hai Ao Tong Property Management Inc., and Shang Hai Si Tong Construction Ltd. He was the president of his own construction company in Shang Hai from 2005 to 2009. He speaks fluent Chinese and some English. Mr. Shi was selected for the Board of Directors because of his general business experience, knowledge and contacts in China.

John C. Hanson, Vice President – Finance and Director. John C. Hanson, age 72, is presently on the Board of Directors and has served as the Vice President of Finance, of the Mace Corporation from December, 2015 to present. He was the Owner/President of J.C. Hanson & Associates,Inc. from 1988 thru 2014. Prior to 1988 John held the position as Midwest Area Service Manager for the Trailways Bus Line System with 135 personnel under his management. Mr. Hanson attended McHenry County College in Illinois from 1969/1971. Mr. Hanson was selected as a Director because of his general business experience in the United States of America.

Lili Fan, Secretary/Treasurer. Lili Fan, age 29, has served as Executive assistant/Office Manager of Mace Corporation from April 2016 to present. She was International Sales Manager/ Raw Materials Purchaser of Zhe Jiang Wei Hao Inkjet Technology Co.; Ltd from 2014 to 2016.  Ms. Fan was previously Manager of Customer service and Human resources of Wuzhounet.Inc, from 2013 to 2014. She graduated with a Bachelor of Science degree in Business Administration, from W. P. Carey School of Business of Arizona States University. She also earned an associate degree of Business from Arizona Western College.

Ronaldo Panida, Director. Ronaldo Panida, age 56, is presently employed by Wal-Mart Vision Center as a Vision Center Manager. He was previously a District Manager for the Optical Division in Reno, NV, Hawaii and Alaska. Duties were, Operations, Budgeting and Compliance. He attended Leeward College of University of Hawaii major in Liberal Arts. Attended Kenway School of Accounting and received a Diploma as a Fullcharge Accountant in Hawaii. Mr. Panida later became an Optical Technician in Hawaii and received a Refracting Optician Diploma. Mr. Panida is currently a Licensed Optician in both the state of Nevada and the state of Hawaii. He is certified in both American Board of Optician and National Contact Lens Certified. Mr. Panida was selected as a director because of his business experience in a retail environment.

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

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid during the fiscal periods ended June 30, 2018, and 2017. The Registrant has no employment agreement with its Directors.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2018. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner		Common Stock Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned (1)

Dong Hai Shi	ececutive vice president, director	11,014,144	47.88%
Miahong Hanson	president, c.e.o director	2,247,784	9.77%
John Hanson	vice president finance, director	674,335	2.93%
Ronaldo Panida	director	-	0.00%
Lili Fan	secretary, treasurer	-	0.00%
all directors and officers as a group		13,936,263	60.58%

Edguardo Clores	-	8,541,580	37.13%
all directors, officers and 5% shareholders as a group		22,477,843	97.71%

(1) Applicable percentage ownership is based on 22,674,523 shares of common stock outstanding as of June 30, 2018

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

 The Registrant's Board of Directors appointed McConnell & Jones, LLP as independent public accountant for the fiscal year ended June 30, 2017. The engagement was terminated on August 15, 2017 and MaloneBailey, LLP was appointed on August 28, 2017. There were no reportable events or disagreements with McConnell & Jones on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of McConnell & Jones, would have caused the Company to make reference to the subject matter of the disagreement(s) in connection with this report. MaloneBailey, LLP performed audit and reviews for year ended June 30, 2018, and McConnell & Jones, LLP performed audit and reviews for year ended June 30, 2016 and 2017.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended June 30, 2017 and 2016, and fees billed for other services rendered by McConnell & Jones, LLP during those periods, and MaloneBailey for the year ended June 30, 2018.

Year Ended
	June 30, 2017	June 30, 2018
Audit fees (1)	$6,051	$11,500
Audit-related fees (2)	-	-
All other fees	-	-
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

PEREGRINE INDUSTRIES INC.

By: /s/ Miahong Hanson

President and Chief Executive Officer
Date: November 19, 2018

By: /s/ John Hansen
Vice President, - Finance
Date: November 15, 2018

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Miahong Hanson
President and Chief Executive Officer
Date: November 19, 2018

