Form 10-Q
period 2018-09-30
PEREGRINE INDUSTRIES INC
filed 2018-11-29
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

On November 28, 2018, the Registrant had 23,002,043 shares of common stock outstanding.

1

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets – September 30, 2018 (unaudited) and June 30, 2018	4

Statements of Operations – Three Months Ended September 30, 2018 and 2017 (unaudited)	5

Statements of Cash Flows -Three Months Ended September 30, 2018 and 2017 (unaudited)	6

Notes to Interim Financial Statements (unaudited)	7

Peregrine Industries, Inc.
Balance Sheets
(unaudited)

	September 30	June 30
	2018	2018

ASSETS

Current assets
Cash	$3,000	$3,000
Total current assets	3,000	3,000

Total assets	$3,000	$3,000

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$1,024	$1,024
Accrued interest - related party	—	—
Loan - related party	18,963	18,963
Convertible note - control shareholders	—	—
Total current liabilities	19,987	19,987

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of September 30 and June 30, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 authorized;
23,002,043 and 524,200 issued and outstanding as of
September 30 and June 30, 2018	2,300	2,300
Additional paid-in capital	599,384	599,384
Accumulated deficit	(618,671)	(618,671)
Total stockholders' deficit	(16,987)	(16,987)

Total liabilities and stockholders' deficit	$3,000	$3,000

(see accompanying notes to unaudited financial statements)

4

Peregrine Industries, Inc.
Statements of Operations
(unaudited)

For the Three Months Ended
September 30
	2018	2017
Operating expenses
General and administrative	$—	$—
Interest	—	—

Total operating expenses	—	—

Net operating loss	—	—

Net loss	$—	$—

Basic and diluted net loss per common share	$—	$—

Weighted average common shares outstanding
Basic and diluted	23,002,043	19,049,895

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30
	2018	2017

Cash flows from operating activities:
Net loss	$—	$—
Adjustments to reconcile net income (loss) to cash used in operating activities:
Increase in accounts payable	—	—

Cash flows used in operating activities	—	—

Cash flows from financing activities:
Cash advances from related parties	—	—

Cash generated by financing activities	—	—

Change in cash:	—	—
Cash - beginning of period	3,000	—
Cash - end of period	$3,000	$—

Supplementary information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplementary disclosure for non cash investing and
financing activities
Common stock issued to liquidate debt	$—	$443,800

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.

Notes to Financial Statements

For the Three Months Ended September 30, 2018

(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Peregrine Industries, Inc. (the "Company") was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. The Company was formerly located in Deerfield Beach, Florida. Products were primarily sold throughout the United States, Canada, and Brazil. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. At present, the Company has no business operations and is deemed to be a shell company. The Company had a change in control on July 8, 2013 as a result of the sale by our former principal shareholders, Richard Rubin, Thomas J. Craft, Jr. and Ivo Heiden, of their 324,000 shares of common stock, representing approximately 61.8% of the Company's outstanding common stock, to Dolomite Industries Ltd ("Dolomite"). In connection with the private sale of their shares of common stock to Dolomite on July 2, 2013, Messrs. Rubin and Heiden agreed to waive a total of $224,196 in liabilities owed to them at June 30, 2013. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties and one affiliated party. See also note 3. On June 12, 2017, the Board of Directors of the Registrant appointed Mr. Zohar Shpitz as Chief Financial Officer (CFO) of the Registrant. Mr. Shpitz was appointed as CFO in connection with the resignation of Mr. Ofer Naveh as the Registrant's CFO, effective June 19, 2017. On July 21, 2017, new management acquired, 22,477,843 or 97.7% of the issued common restricted shares. The new management is developing a business plan which they anticipate implementing within the current fiscal year. That plan includes the acquisition and or merger of an operating target company which has been identified but not yet documented. Until that documentation is completed, Peregrine does not have any business activity.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Peregrine Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2018 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on November 19, 2018.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2018, as reported in the Company’s Form 10K, have been omitted.

 Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $618,671 and has insufficient working capital to meet operating needs for the next twelve months, as of September 30, 2018, all of which raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking appropriate action to provide the necessary capital to continue its operations. These steps include, but are not limited to: 1) implementation of new business plan 2)focus on sales to minimize the need for capital at this stage; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.

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

During the three months ended September 30, 2018, Mace Corporation, a related party paid $0 to the Company’s service providers, compared to $0 paid during the three months ended September 30, 2017 and $18,963 paid during the year ended June 30, 2018. The advances were unsecured, non-interest bearing with no stated repayment terms.

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

Overview

Although our activities have been related to seeking new business opportunities, new management is developing a business plan, based on the manufacture and sale of products, in addition to those possessed by the target acquisition, designed for use by babies, which it intends to implement within the current fiscal year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through September 30, 2018 of $618,671.

In addition, the Company’s development activities since inception have been financially sustained through loans from related parties.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues.

Results of Operations during the three month period ended September 30, 2018 as compared to the three month period ended September 30, 2017

Our new management acquired control during the three months ended September 30, 2017 and has not generated any revenue as of September 30, 2018. Because of no business or administrative activity during the three months ended September 30, 2018 and during the three months ended September 30, 2017, the Company recordable expenses were $0. No profit or loss was recorded during the three months ended September 30, 2018 or during the three months ended September 30, 2017.

Liquidity and Capital Resources

On September 30, 2018, we had $3,000 cash on hand, accounts payable of $1,024 and a loan payable from a related party of $18,963, compared to September 30, 2017, when we had no cash and $1,024 in accounts payable.

Due to the lack of activity, during the three months ended September 30, 2018 and during the three months ended September 30, 2017 we did not require additional cash, therefore there was no cash flow during the three month period ended September 30, 2018, or the three month period ended September 30, 2017.

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

As of September 30, 2018, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at September 30, 2018. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended June 30, 2019.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2018, which could materially affect our business, financial condition or future results.

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
Date: November 30, 2018

By: /s/ John Hanson
John Hanson
Chief Financial Officer
(Principal Financial Officer)
Date: November 30, 2018

