Form 10-Q
period 2018-12-31
PEREGRINE INDUSTRIES INC
filed 2019-01-28
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

On January 25, 2019, the Registrant had 23,002,043 shares of common stock outstanding.

1

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets – December 31, 2018 (unaudited) and June 30, 2018	4

Statements of Operations – Three and Six Months Ended December 31, 2018 and 2017 (unaudited)	5

Statements of Cash Flows – Six Months Ended December 31 2018 and 2017 (unaudited)	6

Notes to Interim Financial Statements (unaudited)	7

Peregrine Industries, Inc.
Balance Sheets
(unaudited)

	December 31,	June 30,
	2018	2018

ASSETS

Current assets
Bank	$3,000	$3,000
Total current assets	3,000	3,000

Total assets	$3,000	$3,000

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$—	$1,024
Loan - related party	31,503	18,963
Total current liabilities	31,503	19,987

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of December 31, and June 30, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 authorized;
23,002,043 issued and outstanding as of December 31, and June 30, 2018	2,300	2,300
Additional paid-in capital	599,384	599,384
Accumulated deficit	(630,187)	(618,671)
Total stockholders' deficit	(28,503)	(16,987)

Total liabilities and stockholders' deficit	$3,000	$3,000

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Operating expenses
General and administrative	$11,516	$4,700	$11,516	$4,700

Total operating expenses	11,516	4,700	11,516	4,700

Net operating loss	(11,516)	(4,700)	(11,516)	(4,700)

Net loss for the period	$(11,516)	$(4,700)	$(11,516)	$(4,700)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	23,002,043	23,002,043	23,002,043	21,036,767

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(11,516)	$(4,700)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Increase (decrease) in prepaid expenses	—	(1,500)
Increase (decrease) in accounts payable	(1,024)	2,200

Cash flows used in operating activities	(12,540)	(4,000)

Cash flows form financing activities:
Cash advances from related parties	12,540	4,000

Cash generated by financing activities	12,540	4,000

Change in cash:	—	—
Cash - beginning of period	3,000	—
Cash - end of period	$3,000	$—

Supplementary information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplementary disclosure for non cash investing and
financing activities
Common stock issued to liquidate debt	$—	$443,800

(see accompanying notes to unaudited financial statements)

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Six Months Ended December 31, 2018

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Peregrine Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended June 30, 2018 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on November 19, 2018.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended June 30, 2018, as reported in the Company’s Form 10K, have been omitted.

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

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Six Months Ended December 31, 2018

(unaudited)

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $630,187 and has insufficient working capital to meet operating needs for the next twelve months, as of December 31, 2018, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

During the six and three months ended December 31, 2018 and September 30, 2018 Mace Corporation, a related party paid $11,516 to service providers, compared to $0 paid during the six and three months ended December 31, 2017. The advances were unsecured, non-interest bearing with no stated repayment terms.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common Stock

The articles of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. None have been issued since July 21, 2017.

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Six Months Ended December 31, 2018

(unaudited)

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2018 or 2017.

NOTE 6 – CONTINGENCIES AND COMMITMENTS

There are no pending or threatened legal proceedings as of December 31, 2018.

The Company has no non-cancellable operating leases.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through December 31, 2018 of $630,187.

In addition, the Company’s development activities since inception have been financially sustained through loans from related parties.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues.

Results of Operations during the six and three month period ended December 31, 2018 as compared to the six and three month period ended December 31, 2017

Our new management acquired control during the three months ended September 30, 2017 and has not generated any revenue as of December 31, 2018. Because of no business or administrative activity during the six and three months ended December 31, 2018 and during the six and three months ended December 31, 2017, the Company recorded administrative expenses, only. No profit or loss was recorded during the six and three months ended December 31, 2018 or during the six and three months ended December 31, 2017.

Liquidity and Capital Resources

On December 31, 2018, we had $3,000 cash on hand, and a loan payable from a related party of $31,503 compared to December 31, 2017, when we had no cash, $1,024 in accounts payable and a loan payable, of $18,963, to a related party.

Due to the lack of activity, during the six and three months ended December 31, 2018 and during the six and three months ended December 31, 2017 we required additional cash to cover administrative costs only. During the six months ended December 31. 2018 those costs amounted to $11,516 compared to $4,000 during the six months ended December 31, 2017.

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

As of December 31, 2018, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at December 31, 2018. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended June 30, 2019.

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

Date: January 28, 2019

By: /s/ John Hanson
John Hanson
Chief Financial Officer
(Principal Financial Officer)

Date: January 28, 2019

