Form 10-Q
period 2019-03-31
PEREGRINE INDUSTRIES INC
filed 2019-05-10
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

On May 4, 2019, the Registrant had 23,002,043 shares of common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	PGID	OTC

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets – March 31, 2019 (unaudited) and June 30, 2018	4

Statements of Operations – Three and Nine Months Ended March 31, 2019 and 2018 (unaudited)	5

Statements of Cash Flows – Nine Months Ended March 31 2019 and 2018 (unaudited)	6

Notes to Interim Financial Statements (unaudited)	7

Peregrine Industries, Inc.
Balance Sheets
(unaudited)

	March 31	June 30
	2019	2018

ASSETS

Current assets
Bank	$3,000	$3,000
Total current assets	3,000	3,000

Total assets	$3,000	$3,000

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$—	$1,024
Loan - related party	37,353	18,963
Total current liabilities	37,353	19,987

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of March 31, 2019 and June 30, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 authorized; 23,002,043
issued and outstanding as of March 31, 2019 and June 30, 2018	2,300	2,300
Additional paid-in capital	599,384	599,384
Accumulated deficit	(636,037)	(618,671)
Total stockholders' deficit	(34,353)	(16,987)

Total liabilities and stockholders' deficit	$3,000	$3,000

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31		March 31
	2019	2018	2019	2018
Operating expenses
General and administrative	$5,850	$2,220	$17,366	$6,920

Total operating expenses	5,850	2,220	17,366	6,920

Net operating loss	(5,850)	(2,220)	(17,366)	(6,920)

Net loss for the period	$(5,850)	$(2,220)	$(17,366)	$(6,920)

Basic and diluted net loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding
Basic and diluted	23,002,043	23,002,043	23,002,043	21,684,660

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31
	2019	2018

Cash flows from operating activities:
Net loss	$(17,366)	$(6,920)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Overhead paid directly by related party	18,390	5,345
(Decrease) Increase in accounts payable	(1,024)	1,575

Cash flows used in operating activities	—	—

Change in cash:	—	—
Cash - beginning of period	3,000	—
Cash - end of period	$3,000	$—

Supplementary information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplementary disclosure for non cash investing and
financing activities
Common stock issued to liquidate debt	$—	$443,800

(see accompanying notes to unaudited financial statements)

PEREGRINE INDUSTRIES, INC

Notes to Financial Statements

For the Nine Months ended March 31, 2019

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

PEREGRINE INDUSTRIES, INC

Notes to Financial Statements

For the Nine Months ended March 31, 2019

Related Party Transactions

We consider all who own more than 5% shares to be related parties and record any transactions between them and the Company to be related party transactions and disclose such transactions on notes to the Financial Statements.

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $636,037 and has insufficient working capital to meet operating needs for the next twelve months, as of March 31, 2019, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

During the nine and three months ended March 31, 2019, Mace Corporation, a related party paid $18,039 to service providers, compared to $5,345 paid during the nine and three months ended March 31, 2018. The advances were unsecured, non-interest bearing with no stated repayment terms.

PEREGRINE INDUSTRIES, INC

Notes to Financial Statements

For the Nine Months ended March 31, 2019

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

NOTE 6 – CONVERTIBLE NOTES

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

PEREGRINE INDUSTRIES, INC

Notes to Financial Statements

For the Nine Months ended March 31, 2019

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

NOTE 7 – CONTINGENCIES AND COMMITMENTS

There are no pending or threatened legal proceedings as of March 31, 2019.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through March 31, 2019 of $630,187.

In addition, the Company’s development activities since inception have been financially sustained through loans from related parties.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues.

Results of Operations during the nine and three month period ended March 31, 2019 as compared to the nine and three month period ended March 31, 2018

Our new management acquired control during the three months ended September 30, 2017 and has not generated any revenue as of March 31, 2019. Because of no business or administrative activity during the nine and three months ended March 31, 2019 and during the nine and three months ended March 31, 2018, the Company recorded administrative expenses, only.

Liquidity and Capital Resources

On March 31, 2019, we had $3,000 cash on hand, and a loan payable from a related party of $37,253 compared to March 31, 2018, when we had $3,000 cash, $1,024 in accounts payable and a loan payable, of $18,963, to a related party.

Due to the lack of activity, during the nine and three months ended March 31, 2019 and during the nine and three months ended March 31, 2018 we required additional cash to cover administrative costs only. During the nine months ended March 31. 2019 those costs amounted to $17,366 compared to $6,920 during the nine months ended March 31, 2018.

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

As of March 31, 2019, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at March 31, 2019. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended June 30, 2019.

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

Date: May 10, 2019

By: /s/ John Hanson
John Hanson
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2019

