Form 10-K
period 2019-06-30
PEREGRINE INDUSTRIES INC
filed 2019-10-01
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2018, the aggregate market value of the voting common equity held by non-affiliates was approximately $52,422 based on the last sales price of the Registrant’s common stock on December 31, 2018 . On September 9, 2019 the Registrant had 23,002,063 shares of common stock outstanding.

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

1

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

	CLOSING PRICE
	FISCAL YEAR ENDED JUNE 30
	2019		2018
	HI	LOW	HI	LOW

September 30	$1.00	$1.00	$0.31	$0.31
December 31	1.00	1.00	0.31	0.31
March 31	0.51	0.51	0.60	0.60
June 30	0.30	0.30	1.00	1.00

(b) As of June 30, 2019, our shares of common stock were held by approximately 60 stockholders of record. The Company's transfer agent is VStock Transfer, LLC.

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

Results of Operations during the year ended June 30, 2019 as compared to the year ended June 30, 2018

We have not generated any revenues during the 2019 and 2018 fiscal years. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $20,042 of administrative costs and net loss for the year ended June 30, 2019 compared to $15,963 in net loss due to expenses consisting of general and administrative expenses.

Liquidity and Capital Resources

On June 30, 2019, we had $3,000 cash on hand and had a current liability payable to a related party of $40,029 compared to cash on hand of $3,000, accounts payable of $1,024 and $18,963 owing to the same related party, at June 30, 2018.

During the year ended June 30, 2019 a related party paid $21,066 directly to vendors for the cost of administering the public company. That same related party loaned $3,000 unsecured, and non-interest bearing, to the company. We had a negative cash flow from operations of $21,066 during the year ended June 30, 2019 due to a net loss of $20,042 and a decrease in accounts payable of $1,024. We financed our negative cash flow from operations during the year ended June 30, 2019 through advances of $21,066 made by the related party, who paid vendors directly.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent registered auditors have issued an unqualified audit opinion for the years ended June 30, 2019 and 2018 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of June 30, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2019 and 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended June 30, 2019 and 2018, and are included elsewhere in this registration statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

Peregrine Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Peregrine Industries, Inc. (the “Company”) as of June 30 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KSP Group, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Company’s auditor since 2019.

Los Angeles, CA
September 27, 2019

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

November 19, 2018

Peregrine Industries, Inc.
Balance Sheets

	June 30, 2019	June 30, 2018

ASSETS
Current assets
Bank	$3,000	$3,000
Total current assets	3,000	3,000

Total assets	$3,000	$3,000

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$—	$1,024
Loan - related party	40,029	18,963
Total current liabilities	40,029	19,987

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of June 30, 2019 and 2018 respectively	—	—
Common stock, $0.0001 par value; 100,000,000 authorized; 23,002,043
issued and outstanding as of June 30, 2019 and 2018 respectively	2,300	2,300
Additional paid-in capital	599,384	599,384
Accumulated deficit	(638,713)	(618,671)
Total stockholders' deficit	(37,029)	(16,987)

Total liabilities and stockholders' deficit	$3,000	$3,000

(see accompanying notes to audited financial statements)

Peregrine Industries, Inc.
Statements of Operations

	For the Years Ended
	June 30
	2019	2018
Operating expenses
General and administrative	$ 20,042	$ 15,963

Total operating expenses	20,042	15,963

Net operating loss	(20,042)	(15,963)

Net loss for the year	$ (20,042)	$ (15,963)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding
Basic and diluted	23,002,043	21,955,130

(see accompanying notes to audited financial statements)

Peregrine Industries, Inc.
Statement of Stockholders’ Deficit
For the Years Ended June 30, 2019 and 2018

	Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	In Capital	Deficit	Deficit

Balance as of June 30, 2017	524,200	$52	$157,832	$(602,708)	$(444,824)

Common stock issued for liquidation of debt	22,477,843	2,248	441,552	—	443,800

Loss for the year ended June 30, 2018	—	—	—	(15,963)	(15,963)

Balance as of June 30, 2018	23,002,043	$2,300	$599,384	$(618,671)	$(16,987)

Loss for the year ended June 30, 2019	—	—	—	(20,042)	(20,042)

Balances as of June 30, 2019	23,002,043	$2,300	$599,384	$(638,713)	$(37,029)

(see accompanying notes to audited financial statements)

Peregrine Industries, Inc. Statements of Cash Flows
	For the Years Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(20,042)	$(15,963)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Overhead paid directly by related party	21,066	15,963
(Decrease) Increase in accounts payable	(1,024)	—

Cash flows used in operating activities	—	—

Cash flows from financing activities
Cash advances from related party	—	3,000

Cash generated by financing activities	—	3,000

Change in cash:
Cash - beginning of period	3,000	3,000
Cash - end of period	$3,000	$3,000

Supplementary information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplementary disclosure for non cash investing and
financing activities
Common stock issued to liquidate debt	$—	$443,800

(see accompanying notes to audited financial statements)

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended June 30, 2019 and 2018

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

Earnings per common share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2019 and 2018.

 Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended June 30, 2019 and 2018

Related Party Transactions

We consider all who own more than 5% shares to be related parties and record any transactions between them and the Company to be related party transactions and disclose such transactions on notes to the Financial Statements.

Income taxes

The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2019, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2019, no income tax expense has been incurred.

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 5, 2002, the Company has accumulated losses aggregating to $638,713, as of June 30, 2019 and has insufficient working capital to meet operating needs for the next twelve months. All of which raise substantial doubt about the Company's ability to continue as a going concern.

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended June 30, 2019 and 2018

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

During the year ended June 30, 2019, Mace Corporation, a related party has paid a total of $21,066 to service providers, compared to $15,963 paid during the year ended June 30, 2018. The advances were unsecured, non-interest bearing with no stated repayment terms.

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

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2019 or 2018.

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended June 30, 2019 and 2018

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

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended June 30, 2019 and 2018

NOTE 7 – INCOME TAX

Of the total net operating loss carryover of $84,080, 20,042 incurred during the year ended June 30, 2019 will expire in 2039. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forward for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forward may be limited as to its use in future years.

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30
	2019	2018

Deferred tax benefit	$17,657	$13,448
Valuation allowance	(17,657)	$(13,448)

Net deferred tax asset	$—	$—

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2019 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

 Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. This evaluation was implemented under the supervision and with the participation of our officers and directors.

 Based on this evaluation, management concluded that, as of June 30, 2019 our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of June 30, 2019. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of June 30, 2019, our internal control over financial reporting was ineffective.

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

 Changes in Internal Control over Financial Reporting

 During the fourth quarter ended June 30, 2019 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B. OTHER INFORMATION

 None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each:

Name	Age	Position
Miaohong Hanson	54	President and Chief Executive Officer
Dong Hai Shi	54	Executive Vice President
John C. Hanson	73	Vice President, Finance
Lili Fan	30	Secretary/Treasurer
Ronaldo Panida	57	Director

Miaohong Hanson, President, CEO and Director: Ms. Miaohong Hanson, age 54 has served as President and CEO of Mace Corporation from December 2015 to present. She was Vice President and CFO of J.C. Hanson & Associates from 2006 to 2015. Ms. Hanson was previously Vice President, Sales of Jiangxi Techmed Inkjet Co. Ltd, from 1998 to 2005 and was responsible for management of the sales team for the South China Region. She has studied Business Accounting at Arizona Western College and Business at Zhejiang University. Ms. Hanson is Executive Vice Chairperson of the Zhejiang Chamber of Commerce of America and Vice Chairperson of the Zhejiang Association of Las Vegas. Ms. Hanson speaks fluent Chinese and English. Ms. Hanson was selected for the Board of Directors because of her general business experience and knowledge of the Chinese market.

Dong Hai Shi, Executive Vice President and Director. Dong Hai Shi, age 54, has served as Executive V.P. of Mace Corporation from December 2015 to present. He also is the founder and chairman Hong Kong WeChat Business E-Commerce Ltd and USA WeChat Business E-Commerce, Inc. He was founder and chairman of Shang Hai Hai Tong Architectural Ltd., Shang Hai Ao Tong Property Management Inc., and Shang Hai Si Tong Construction Ltd. He was the president of his own construction company in Shang Hai from 2005 to 2009. He speaks fluent Chinese and some English. Mr. Shi was selected for the Board of Directors because of his general business experience, knowledge and contacts in China.

John C. Hanson, Vice President – Finance and Director. John C. Hanson, age 73, is presently on the Board of Directors and has served as the Vice President of Finance, of the Mace Corporation from December, 2015 to present. He was the Owner/President of J.C. Hanson & Associates,Inc. from 1988 thru 2014. Prior to 1988 John held the position as Midwest Area Service Manager for the Trailways Bus Line System with 135 personnel under his management. Mr. Hanson attended McHenry County College in Illinois from 1969/1971. Mr. Hanson was selected as a Director because of his general business experience in the United States of America.

Lili Fan, Secretary/Treasurer. Lili Fan, age 30, has served as Executive assistant/Office Manager of Mace Corporation from April 2016 to present. She was International Sales Manager/ Raw Materials Purchaser of Zhe Jiang Wei Hao Inkjet Technology Co.; Ltd from 2014 to 2016.  Ms. Fan was previously Manager of Customer service and Human resources of Wuzhounet.Inc, from 2013 to 2014. She graduated with a Bachelor of Science degree in Business Administration, from W. P. Carey School of Business of Arizona States University. She also earned an associate degree of Business from Arizona Western College.

Ronaldo Panida, Director. Ronaldo Panida, age 57, is presently employed by Wal-Mart Vision Center as a Vision Center Manager. He was previously a District Manager for the Optical Division in Reno, NV, Hawaii and Alaska. Duties were, Operations, Budgeting and Compliance. He attended Leeward College of University of Hawaii major in Liberal Arts. Attended Kenway School of Accounting and received a Diploma as a Fullcharge Accountant in Hawaii. Mr. Panida later became an Optical Technician in Hawaii and received a Refracting Optician Diploma. Mr. Panida is currently a Licensed Optician in both the state of Nevada and the state of Hawaii. He is certified in both American Board of Optician and National Contact Lens Certified. Mr. Panida was selected as a director because of his business experience in a retail environment.

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

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid during the fiscal periods ended June 30, 2019, and 2018. The Registrant has no employment agreement with its Directors.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2019. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner		Common Stock Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned (1)

Dong Hai Shi	executive vice president, director	11,014,144	47.88%
Miahong Hanson	president, c.e.o director	2,247,784	9.77%
John Hanson	vice president finance, director	674,335	2.93%
Ronaldo Panida	director	-	0.00%
Lili Fan	secretary, treasurer	-	0.00%
all directors and officers as a group		13,936,263	60.59%

Edguardo Clores	-	8,541,580	37.13%
all directors, officers and 5% shareholders as a group		22,477,843	97.72%

(1) Applicable percentage ownership is based on 23,002,043 shares of common stock outstanding as of June 30, 2019

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

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP for the audit of the Registrant's annual financial statements and fees billed for other services rendered by MaloneBailey for the year ended June 30, 2018 and KSP for year ended June 30, 2019

Year Ended
	June 30, 2019	June 30, 2018
Audit fees (1)	$3,000	$11,500
Audit-related fees (2)	—	—
All other fees	—	—
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
24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

PEREGRINE INDUSTRIES INC.

By: /s/ Miahong Hanson
President, Chief Executive Officer and Chief Financial Officer
Date: September 30, 2019

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Miahong Hanson
President, Chief Executive Officer and Chief Financial Officer
Date: September 30, 2019

