Form 10-Q
period 2019-10-31
PEREGRINE INDUSTRIES INC
filed 2019-12-20
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

1

On December 9, 2019, the Registrant had 23,002,043 shares of common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	PGID	OTC

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peregrine Industries, Inc.
Balance Sheets
(unaudited)

	October 31	July 31
	2019	2019

ASSETS

Current assets
Bank	$3,000	$3,000
Total current assets	3,000	3,000

Total assets	$3,000	$3,000

Liabilities and Stockholders' Deficit

Current liabilities
Loan - related party	$45,356	$40,079
Total current liabilities	45,356	40,079

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of October 31 and July 31, 2019	—	—
Common stock, $0.0001 par value; 100,000,000 authorized; 23,002,043;
issued and outstanding as of October 31, 2019 and July 31, 2019,	2,300	2,300
Additional paid-in capital	599,384	599,384
Accumulated deficit	(644,040)	(638,763)
Total stockholders' deficit	(42,356)	(37,079)

Total liabilities and stockholders' deficit	$3,000	$3,000

(see accompanying notes to unaudited financial statements)

4

Peregrine Industries, Inc.
Statements of Operations
(unaudited)

	For the
	Three Months Ended October 31
	2019	2018
Operating expenses
General and administrative	$5,277	$—

Total operating expenses	5,277	—

Net operating loss	(5,277)	—

Net loss for the period	$(5,277)	$—

Basic and diluted net loss per common share	$0.00	$0.00

Weighted average common shares outstanding	23,002,043	23,002,043
Basic and diluted

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Statement of Deficit
For the One month Ended July 31, 2019 and the three months ended October 31, 2019

	Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	In Capital	Deficit	Deficit

Balance as of June 30, 2018	23,002,043	$2,300	$599,384	$(618,671)	$(16,987)

Loss for the year ended June 30, 2019	—	—	—	(20,042)	(20,042)

Balance as of June 30, 2019	23,002,043	$2,300	$599,384	$(638,713)	$(37,029)

Loss for the month ended July 31, 2019	—	—	—	(50)	(50)

Balance as of July 31, 2019	23,002,043	$2,300	$599,384	$(638,763)	$(37,079)

Loss for the 3 months ended October 31, 2019	—	$—	$—	$(5,277)	$(5,277)

	23,002,043	$2,300	$599,384	$(644,040)	$(42,356)

(see accompanying notes to audited financial statements)

Peregrine Industries, Inc.
Statements of Cash Flows
(unaudited)

	For the three Months
	Ended October 31
	2019	2018
Cash flows from operating activities:
Net loss	$(5,277)	—
Expenses paid by related party	5,277	—
Adjustments to reconcile net income (loss) to cash used in operating activities:
Cash flows used in operating activities	—	—

Cash flows from financing activities	—	—

Cash generated by financing activities	—	—

Change in cash:	—	—

Cash - beginning of period	3,000	3,000
Cash - end of period	$3,000	$3,000

Supplementary information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

(see accompanying notes to audited financial statements)

PEREGRINE INDUSTRIES, INC

Notes to Financial Statements

For the Three Months ended October 31, 2019 and 2018

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Peregrine Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended June 30, 2019 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on October 1, 2019.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended June 30, 2019, as reported in the Company’s Form 10K, have been omitted.

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

PEREGRINE INDUSTRIES, INC

Notes to Financial Statements

For the Three Months ended October 31, 2019 and 2018

Earnings per common share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of October 31, 2019 and July 31, 2019.

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

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $644,040 as of October 31, 2019 and 638,763, as of July 31, 2019 and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

PEREGRINE INDUSTRIES, INC
Notes to Financial Statements
For the Three Months ended October 31, 2019 and 2018

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

During the three months ended October 31, 2019 Mace Corporation paid, a total $5,277, directly to service providers compared to $0 for the three months ended October 31, 2018. The advances are unsecured, non-interest bearing and do not have stated repayment terms.

On October 31, 2019 Lili Fan was elected to fill the position of CFO, recently vacated by the resignation of John Hanson, who resigned from all officer and director positions he had held. At the same meeting Jeff Rorick and Daniel Slater were elected to the Board of Directors.

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

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended October 31, 2019 nor July 31, 2019.

NOTE 6 – CONTINGINCIES AND COMMITTMENTS

There are no, known, pending or threatened legal proceedings as of October 31, 2019.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through October 31, 2019 of $644,040.

In addition, the Company’s development activities since inception have been financially sustained through loans from related parties.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues.

Results of Operations during the three month period ended October 31, 2019 as compared to the three month period ended October 31, 2018

Our new management acquired control during the three months ended September 30, 2017 and has not generated any revenue as of October 31, 2019. Because of no business nor administrative activity during the three months ended October 31, 2019 and during the three months ended October 31, 2018, the Company recorded administrative expenses, only.

Liquidity and Capital Resources

On October 31, 2019, we had $3,000 cash on hand, and a loan payable from a related party of $45,356 compared to July 31, 2019, when we had $3,000 cash, and a loan payable, of $40,070, to a related party.

Due to the lack of activity, during the three months ended October 31, 2019 and during the three months ended October 31, 2018 we required additional cash, in the amounts of $5,277 and $0 respectively to cover administrative costs.

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

As of October 31, 2019, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at October 31, 2019. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended July 31, 2020.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2019, which could materially affect our business, financial condition or future results.

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

Date: December 20, 2019

