Form 10-Q
period 2020-04-30
PEREGRINE INDUSTRIES INC
filed 2020-06-10
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒	Smaller reporting company ☒
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

On April 30, 2020, the Registrant had 23,002,043 shares of common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	PGID	OTC

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peregrine Industries, Inc.
Balance Sheets
(unaudited)

	April 30	July 31
	2020	2019

ASSETS

Current assets
Bank	$3,000	$3,000
Total current assets	3,000	3,000

Total assets	$3,000	$3,000

Liabilities and Stockholders' Deficit

Current liabilities
Loan - related party	$52,386	$40,079
Total current liabilities	52,386	40,079

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of April 30, 2020 and July 31, 2019	—	—
Common stock, $0.0001 par value; 100,000,000 authorized; 23,002,043;
issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	2,300	2,300
Additional paid-in capital	599,384	599,384
Accumulated deficit	(651,070)	(638,763)
Total stockholders' deficit	(49,386)	(37,079)

Total liabilities and stockholders' deficit	$3,000	$3,000

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Statements of Operations
(unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	April 30		April 30
	2020	2019	2020	2019

Operating expenses
General and administrative	$3,805	$5,850	$12,307	$17,366

Total operating expenses	3,805	5,850	12,307	17,366

Net operating loss	3,805	5,850	12,307	17,366

Net loss for the period	$3,805	$5,850	$12,307	$17,366

Basic and diluted net loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding	23,002,043	23,002,043	23,002,043	23,002,043
Basic and diluted

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Statement of Stockholders' Deficit
For the Nine Month Ended April 30, 2019 and the Nine Months Ended April 30, 2020
	Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	In Capital	Deficit	Deficit

Balance as of July 31, 2019	23,002,043	$2,300	$599,384	$(638,763)	$(37,079)

Loss for the 9 months ended April 30, 2020	—	—	—	(12,307)	(12,307)

Balance as of April 30, 2020	23,002,043	$2,300	$599,384	$(651,070)	$(49,386)

	Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	In Capital	Deficit	Deficit

Balance as of July 31, 2018	23,002,043	$2,300	$599,384	$(618,671)	$(16,987)

Loss for the 9 months ended April 30, 2019	—	—	—	(17,366)	(17,366)

Balance as of April 30, 2019	23,002,043	$2,300	$599,384	$(636,037)	$(34,353)

Peregrine Industries, Inc.
Statement of Stockholders' Deficit
For the Three Month Ended April 30, 2019 and the Three Months Ended April 30, 2020
	Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	In Capital	Deficit	Deficit

Balance as of January 31, 2020	23,002,043	$2,300	$599,384	$(647,265)	$(45,581)

Loss for the 3 months ended April 30, 2020	—	—	—	(3,805)	(3,805)

Balance as of April 30, 2020	23,002,043	$2,300	$599,384	$(651,070)	$(49,386)

	Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	In Capital	Deficit	Deficit

Balance as of January 31, 2019	23,002,043	$2,300	$599,384	$(630,187)	$(28,503)

Loss for the 3 months ended April 30, 2019	—	—	—	(5,850)	(5,850)

Balance as of April 30, 2019	23,002,043	$2,300	$599,384	$(636,037)	$(34,353)
(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Statements of Cash Flows
(unaudited)

	For the Nine Months
	Ended April 30
	2020	2019
Cash flows from operating activities:
Net loss	$12,307	17,366
Expenses paid by related party	(12,307)	(18,390)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Decrease in accounts payable	—	1,024
Cash flows used in operating activities	—	—

Cash flows from financing activities	—	—

Cash generated by financing activities	—	—

Change in cash:	—	—

Cash - beginning of period	3,000	3,000
Cash - end of period	$3,000	$3,000

Supplementary information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

(see accompanying notes to unaudited financial statements)

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Nine Months Ended April 30, 2020

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

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Nine Months Ended April 30, 2020

(unaudited)

Earnings per common share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of April 30, 2020 and June 30, 2019.

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

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $651,070 as of April 30, 2020 and 638,763, as of July 31, 2019 and has insufficient working capital to meet operating needs for the next twelve months. All of which raise substantial doubt about the Company's ability to continue as a going concern.

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

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Nine Months Ended April 30, 2020

(unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 17, 2017, Peregrine Industries, Inc. issued a total of 22,477,843 of its restricted common shares, par value $0.0001, to Dolomite Holdings Ltd., the corporate parent and principal shareholder of the Registrant. The Shares were issued upon the conversion by Dolomite, effective July 14, 2017, of principal and accrued interest owed by the Registrant to Dolomite evidenced by convertible notes and other short-term debt in the aggregate amount of $443,718, representing all of the liabilities of the Registrant at its fiscal year-ended June 30, 2017. The issuance of the Shares was made in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended and Regulation S promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

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

During the nine months ended April 30, 2020 Mace Corporation paid a total $12,307 directly to service providers compared to $11,566 for the seven months ended July 31, 2019. The advances are unsecured, non-interest bearing and do not have stated repayment terms.

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

 PEREGRINE INDUSTRIES, INC.
Notes to Financial Statements
For the Nine Months Ended April 30, 2020
(unaudited)

Note 6 - RECONCILIATION OF BALANCE SHEETS BETWEEN JUNE 30, 2019 AND JULY 31, 2019

	July 31	June 30
	2019	2019
Current assets
Bank	$3,000	$3,000
Total current assets	3,000	3,000

Total assets	$3,000	$3,000

Current liabilities
Loan - related party	$40,079	$40,029
Total current liabilities	40,079	40,029

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of April 30, 2020 and July 31, 2019	—	—
Common stock, $0.0001 par value; 100,000,000 authorized; 23,002,043;
issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	2,300	2,300
Additional paid-in capital	599,384	599,384
Accumulated deficit	(638,763)	(638,713)
Total stockholders' deficit	(37,079)	(37,029)

Total liabilities and stockholders' deficit	$3,000	$3,000

The Company has changed the year end from June 30 to July 30, 2019.

11

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Nine Months Ended April 30, 2020

(unaudited)

NOTE 7 – CONTINGENCIES AND COMMITMENTS

There are no, known, pending or threatened legal proceedings as of April 30, 2020.

The Company has no non-cancellable operating leases.

NOTE 8 – SUBSEQUENT EVENTS

The Company does not expect to be materially impacted by COVID-19.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through April 30, 2020 of $651,070.

In addition, the Company’s development activities since inception have been financially sustained through loans from related parties.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues.

Results of Operations during the three month period ended April 30, 2020 as compared to the three month period ended April 30, 2019.

Our new management acquired control during the three months ended September 30, 2017 and has not generated any revenue as of April 30, 2020. Because of no business nor administrative activity during the nine months ended April 30, 2020 and the nine months ended April 30, 2019, the Company recorded administrative expenses, only.

Liquidity and Capital Resources

On April 30, 2020, we had $3,000 cash on hand, and a loan payable from a related party of $52,386 compared to July 31, 2019, when we had $3,000 cash, and a loan payable, of $40,079, to a related party.

Due to the lack of activity, during the nine months ended April 30, 2020 and the nine months ended April 30, 2019 we required additional cash, in the amounts of $12,307 and $17,366 respectively to cover administrative costs.

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

As of April 30, 2020, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at April 30, 2020. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended July 31, 2020.

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

Date: June 9, 2020

