Form 10-K
period 2020-07-31
PEREGRINE INDUSTRIES INC
filed 2020-10-29
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10K
_________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On January 31, 2020, the aggregate market value of the voting common equity held by non-affiliates was approximately $354,547 based on the last sales price of the Registrant’s common stock on January 31, 2020. On July 31, 2020 the Registrant had 23,002,063 shares of common stock outstanding.

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

Recent Developments

On June 12, 2017, the Board of Directors of the Registrant appointed Mr. Zohar Shpitz as Chief Financial Officer (CFO) of the Registrant. Mr. Shpitz was appointed as CFO in connection with the resignation of Mr. Ofer Naveh as the Registrant's CFO, effective June 19, 2017. On July 21, 2017 all of the aforementioned resigned as directors, and officers, where appropriate, after appointing the following directors and officers: Miaohong Hanson, director and chief executive officer; John C. Hanson, director and vice president, finance (now resigned from all officer and director positions); Donghai Shi, director and executive vice president; Ronaldo Panida, director; Lili Fan, Secretary; and Ting Wang executive assistant. John Hanson, subsequently, resigned effective May 1, 2019 from all positions.

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

	FISCAL YEAR ENDED JULY 31
	2020		2019
	HI	LOW	HI	LOW

October 31	$0.75	$0.75	$1.00	$1.00
January 31	0.51	0.51	1.00	1.00
April 30	0.20	0.20	0.30	0.30
July 31	0.26	0.26	0.31	0.31

(b) As of July 31, 2020, our shares of common stock were held by approximately 60 stockholders of record. The Company's transfer agent is VStock Transfer, LLC.

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

Recent Developments.

On July 21, 2017, the entire board of directors resigned, as directors and officers, after appointing the following directors and officers: Miaohong Hanson, director and chief executive officer; John C. Hanson, director and vice president, finance; Donghai Shi, director and executive vice president; Ronaldo Panida, director; Lili Fan, Secretary; and Ting Wang executive assistant. John Hanson, subsequently, resigned from all positions as of May 1, 2019.

Results of Operations during the year ended July 31, 2020 as compared to the year ended July 31, 2019

We have not generated any revenues during the years ended July 31, 2020 and 2019. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We recorded $50.00 of administrative costs, paid for by a related party, during the one month ended July 31, 2019 and net losses of $14,097 and $20,092 for the years ended July 31, 2020 and 2019.

Liquidity and Capital Resources

On July 31, 2020 and July 31, 2019 we had $3,000 cash on hand and had a current liability payable to a related party of $54,176 and $40,079 respectively.

During the year ended July 31, 2020 a related party paid $14,097 to third party vendors and $20,092 for the year ended July 31, 2019, plus $50 for the one month ended July 31, 2019, for the cost of administering the public company. We had a negative cash flow from operations of $14,097 and $20,092 during the years ended June 30, 2020 and 2019, respectively. We financed our negative cash flow from operations during the year ended July 31, 2020 and 2019 through advances of $14,097 and $20,092 made by the related party, who paid vendors directly.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditor has issued a qualified audit opinion for the years ended July 31, 2020 and 2019, with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of July 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of July 31, 2020 and 2019, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended July 31, 2020 and 2019, and are included elsewhere in this registration statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Peregrine Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peregrine Industries, Inc. (the "Company") as of July 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant operating losses since inception and has a working capital deficit which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

We have served as the Company's auditor since 2020.

Lakewood, CO

October 28, 2020

Peregrine Industries, Inc.
Balance Sheets
	July 31	July 31
	2020	2019

ASSETS

Current assets
Bank	$3,000	$3,000
Total current assets	3,000	3,000

Total assets	$3,000	$3,000

Liabilities and Stockholders' Deficit

Current liabilities
Loan - related party	$54,176	$40,079
Total current liabilities	54,176	40,079

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of July 31, 2020 and July 31, 2019	—	—
Common stock, $0.0001 par value; 100,000,000 authorized; 23,002,043; issued and outstanding as of July 31, 2020 and July 31, 2019, respectively	2,300	2,300
Additional paid-in capital	599,384	599,384
Accumulated deficit	(652,860)	(638,763)
Total stockholders' deficit	(51,176)	(37,079)

Total liabilities and stockholders' deficit	$3,000	$3,000

(see accompanying notes to financial statements)

Peregrine Industries, Inc.
Statements of Operations
	For the
	Years Ended
	July 31
	2020	2019

Operating expenses
General and administrative	$14,097	$20,092

Total operating expenses	14,097	20,092

Net operating loss	(14,097)	(20,092)

Net loss for the year	$(14,097)	$(20,092)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	23,002,243	23,002,243
Basic and diluted

(see accompanying notes to financial statements)

Peregrine Industries, Inc.
Statement of Stockholders' Deficit
For the Years Ended July 31, 2020 and 2019

	Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	In Capital	Deficit	Deficit

Balance as of July 31, 2019	23,002,043	$2,300	$599,384	$(618,671)	$(16,987)

Loss for the year	—	—	—	(20,092)	(20,092)

Balance as of July 31, 2019	23,002,043	$2,300	$599,384	$(638,763)	$(37,079)

Loss for the year	—	—	—	(14,097)	(14,097)

Balance as of July 31, 2020	23,002,043	$2,300	$599,384	$(652,860)	$(51,176)

(see accompanying notes to financial statements)

Peregrine Industries, Inc.
Statements of Cash Flows

	For the Years Ended
	July 31
	2020	2019
Cash flows from operating activities:
Net loss	$(14,097)	$(20,092)
Cash flows used in operating activities	(14,097)	(20,092)

Cash flows from financing activities
Proceeds from related party loan	14,097	20,092
Cash generated by financing activities	14,097	20,092

Change in cash:	—	—

Cash - beginning of period	3,000	3,000
Cash - end of period	$3,000	$3,000

Supplementary information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

(see accompanying notes to financial statements)

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended July 31, 2020 and 2019

NOTE 1 - ORGANIZATION AND OPERATIONS:

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

On December 1, 2017, the Board of Directors of Peregrine Industries (the “Company”) approved a change in the fiscal year end from June 30, to July 31, effective beginning with fiscal year commencing on July 1, 2019. The Company expects to make the fiscal year change on a prospective basis and will not adjust operating results for previous periods. However, the change will impact the prior year comparability of each of the fiscal quarters and annual period in 2020 in future filings. The Company believes this change will provide benefits, including aligning its reporting periods to be consistent with an intended merger with an operating company.

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

Earnings (loss) per share:

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of July 31, 2020 and 2019.

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended July 31, 2020 and 2019

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Related Party Transactions

We consider all directors, officers and those who own more than 5% shares to be related parties and record any transactions between them and the Company to be related party transactions and disclose such transactions on notes to the financial statements.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of July 31, 2020, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of July 31, 2020, no income tax expense has been incurred.

NOTE 3 – GOING CONCERN:

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $652,860 as of July 31, 2020 and $638,763 as of July 31, 2019 and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended July 31, 2020 and 2019

The Company is taking appropriate action to provide the necessary capital to continue its operations. These steps include, but are not limited to: 1) implementation of new business plan 2) focus on sales to minimize the need for capital at this stage; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.

NOTE 4 – RELATED PARTY TRANSACTIONS:

During the year ended July 31, 2020 Mace Corporation paid a total $14,097 directly to service providers compared to $20,092 for the year ended July 31, 2019. The advances are unsecured, non-interest bearing and do not have stated repayment terms. Total advances though July 31, 2020 total $54,176.

NOTE 5 – STOCKHOLDERS’ DEFICIT:

Common Stock

The articles of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. The total outstanding on July 31, 2020 was 23,002,043;

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended July 31, 2020 and 2019

NOTE 6 – RECONCILIATION OF BALANCE SHEETS BETWEEN JUNE 30, 2019 AND JULY 31, 2019:

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

PEREGRINE INDUSTRIES, INC.

Notes to Financial Statements

For the Years Ended July 31, 2020 and 2019

NOTE 7 – INCOME TAX:

Of the total net operating loss carryover of $84,080, $20,042 incurred during the year ended June 30, 2019 will expire in 2039. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forward for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forward may be limited as to its use in future years.

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	July 31
	2020	2019

Deferred tax benefit	$20,628	$17,657
Valuation allowance	(20,628)	(17,657)

NOTE 8 – SUBSEQUENT EVENTS:

Subsequent to July 31, 2020 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of July 31, 2020 our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

·Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of July 31, 2020. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of July 31, 2020, our internal control over financial reporting was ineffective.

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

Changes in Internal Control over Financial Reporting

During the year ended July 31, 2020 and the one month ended July 31, 2019 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B. OTHER INFORMATION

 None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each:

Miaohong Hanson – Age 54, President and Chief Executive Officer

Dong Hai Shi – Age 55, Executive Vice President

Lili Fan – Age 30, CFO/Secretary/Treasurer

Ronaldo Panida – Age 57, Director

Daniel Slater – Age 26, Director

Jeff Rorick – Age 64, Director

Miaohong Hanson, President, CEO and Director. Ms. Miaohong Hanson, age 54 has served as President and CEO of Mace Corporation from December 2015 to present. Miaohong Hanson is Chief Executive Officer of Mace Corporation, Inc. Mrs. Hanson brings a wealth of knowledge in the field of business development, management, and all stages of product line development. She has managed companies in the United States and Asia. Mrs. Hanson is also the Chairwoman of the Board of Directors of Mace Corporation and Peregrine Industries, Inc. Prior to the formation of Mace Corporation, Inc., Mrs. Hanson was Chief Financial Officer and Vice President for J.C. Hanson & Associates, was previously Vice President and Manager of Purchases, Sales, and Customer Service (South China) for  Jiangxi Techmed Inkjet Co. Ltd. Ms. Hanson speaks fluent Chinese and English. Ms. Hanson was selected for the Board of Directors because of her general business experience and management knowledge of United States and Asian markets.

Dong Hai Shi, Executive Vice President and Director. Dong Hai Shi, age 55, has served as Executive V.P. of Mace Corporation from December 2015 to present. He also is the founder and chairman Hong Kong WeChat Business E-Commerce Ltd and USA WeChat Business E-Commerce, Inc. He was founder and chairman of Shang Hai Hai Tong Architectural Ltd., Shang Hai Ao Tong Property Management Inc., and Shang Hai Si Tong Construction Ltd. He was the president of his own construction company in Shang Hai from 2005 to 2009. He speaks fluent Chinese and some English. Mr. Shi was selected for the Board of Directors because of his general business experience, knowledge, contacts, and multiple businesses in Asia.

Lili Fan, CFO /Secretary/Treasurer. Lili Fan, age 30, Lili Fan has served as Secretary and Treasurer of Mace Corporation from October 2017 to the present, and has served as Executive Assistant/Office Manager from April 2016 to October 2017. She is a detail-oriented professional who has been consistently praised as efficient by coworkers and management. Over the course of her 10-year career, she has developed a skill set directly relevant to the officer role, including executive support, operations management, and customer service. She has consistently demonstrated communication, teamwork, and management abilities in every aspect of her role at Mace Corporation. She was International Sales Manager/Raw Materials Purchaser of Zhe Jiang Wei Hao Inkjet Technology Co.; Ltd from 2014 to 2016. She is a fluent speaker, reader, and writer of English, Mandarin, and Cantonese. She graduated with a Bachelor of Science degree in Business Administration from W. P. Carey School of Business of Arizona State University.

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

Jeff Rorick, Director. Jeff Rorick, age 64, is an Information Systems professional with extensive experience in Retail Operations. He has been a Chief Information Officer and member of Executive Committee since 2003. His core strength is in Applications Development with expertise in Supply Chain Management, Marketing and Store Systems. His key strengths include planning, team building, communication and decision making. He has maintained excellent relationships with members of senior management and was a key member involved in merger activities in both the grocery and drug sectors. Despite retiring at the end of 2014, he is open to consulting opportunities. He has completed two years of general education with emphasis on Accounting and Information Systems, and attended and sponsored numerous management, leadership and technical training programs.

Daniel Slater, Director. Daniel Slater, age 26, has handled a variety of tasks and processes during the almost two years he has been employed at Mace Corporation. Some of those activities include: preparation of stock certificates, managing out-of-office shipments, reviewing board resolutions, and responsibility for sales and reconciliations in the Mace accounting system. Prior to his employment, he has proven himself to be a diligent student, graduating from UNLV with a Bachelor of Science in Business Administration; Accounting degree in 2015, and again from UNLV with a Master of Science in accounting degree in 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid during the fiscal periods ended July 31, 2020 and 2019. The Registrant has no employment agreement with its Directors.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officers.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of July 31, 2020. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner		Common Stock Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned (1)

Dong Hai Shi	ececutive vice president, director	11,014,144	47.88%
Miahong Hanson	president, c.e.o., director	2,247,784	9.77%
Ronaldo Panida	director	—	0.00%
Lili Fan	secretary, treasurer	—	0.00%
all directors and officers as a group		13,261,928	57.65%

Edguardo Clores		8,541,580	37.13%
all directors, officers and 5% shareholders as a group		21,803,508	94.78%

(1) Applicable percentage ownership is based on 23,002,043 shares of common stock outstanding as of July 31, 2020

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On February 4th, 2020 (the “Engagement Date”), the Company engaged BF Borgers CPA PC (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended July 31, 2020. The decision to engage the new auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors. There were no reportable events or disagreements with KSP Group Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of KSP Group Inc., would have caused the Company to make reference to the subject matter of the disagreement(s) in connection with this report. KSP Group Inc., performed audit and reviews for year ended June 30, 2019.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by KSP Group, Inc. and BF Borgers CPA PC for the audit of the Registrant's annual financial statements, for the years ended June 30, 2019 and July 31, 2020, respectively, and fees billed for other services rendered by KSP for year ended June 30, 2019 and their successor B F Borgers CPA PC for the year ended July 31, 2020.

Year Ended
	July 31, 2020	June 30, 2019
Audit fees (1)	$7,500	$7,000
Audit-related fees (2)	—	—
All other fees	—	—
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
Date: October 28, 2020

