Form 10-Q
period 2020-10-31
PEREGRINE INDUSTRIES INC
filed 2020-12-28
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer☒	Smaller reporting company ☒
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

On October 31, 2020, the Registrant had 23,002,043 shares of common stock outstanding.

TABLE OF CONTENTS

Item	Description	Page

	PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS.	11
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	12
ITEM 4.	CONTROLS AND PROCEDURES.	12

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	11
ITEM 1A.	RISK FACTORS.	11
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	13
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	13
ITEM 4.	MINE SAFETY DISCLOSURE.	13
ITEM 5.	OTHER INFORMATION.	13
ITEM 6.	EXHIBITS.	13

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peregrine Industries, Inc.
Condensed Balance Sheets

	October 31	July 31
	2020	2020

ASSETS

Current assets
Bank	$3,000	$3,000
Total current assets	3,000	3,000

Total assets	$3,000	$3,000

Liabilities and Stockholders' Deficit

Current liabilities
Loan - related party	$61,826	$54,176
Total current liabilities	61,826	54,176

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of October 31, 2020 and July 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 authorized; 23,002,043;
issued and outstanding as of October 31, 2020 and July 31, 2020, respectively	2,300	2,300
Additional paid-in capital	599,384	599,384
Accumulated deficit	(660,510)	(652,860)
Total stockholders' deficit	(58,826)	(51,176)

Total liabilities and stockholders' deficit	$3,000	$3,000

(see accompanying notes to unaudited financial statements)

4

Peregrine Industries, Inc.
Condensed Statements of Operations

	For the
	Three Months Ended
	October 31
	2020	2019

Operating expenses
General and administrative	$7,650	$5,277

Total operating expenses	7,650	5,277

Net operating loss	(7,650)	(5,277)

Net loss for the period	$(7,650)	$(5,277)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	23,002,043	23,002,043
Basic and diluted

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Condensed Statement of Stockholders' Deficit
For the Three Months ended October 31, 2020 and 2019

	Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	In Capital	Deficit	Deficit

Balance as of July 31, 2019	23,002,043	$2,300	$599,384	$(618,671)	$(16,987)
Loss for the three months ended October 31, 2019	—	—	—	(5,277)	(5,277)

Balance as of October 31, 2019	23,002,043	$2,300	$599,384	$(623,948)	$(22,264)

For the Three Months ended October 31, 2020

Balance as of July 31, 2020	23,002,043	$2,300	$599,384	$(652,860)	$(51,176)
Loss for the three months ended October 31, 2020	—	—	—	(7,650)	(7,650)

Balances as of October 31, 2020	23,002,043	$2,300	$599,384	$(660,510)	$(58,826)

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Condensed Statements of Cash Flows

	For the Three Months Ended
	October 31
	2020	2019
Cash flows from operating activities:
Net loss	$(7,650)	$(5,277)
Cash flows used in operating activities	(7,650)	(5,277)

Cash flows from financing activities
Proceeds from related party loan	7,650	5,277
Cash generated by financing activities	7,650	5,277

Change in cash:	—	—

Cash - beginning of period	3,000	3,000
Cash - end of period	$3,000	$3,000

Supplementary information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

(see accompanying notes to unaudited financial statements)

PEREGRINE INDUSTRIES, INC

Notes to Financial Statements

For the Three Months Ended October 31, 2020

(Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited interim financial statements of Peregrine Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended July 31, 2020 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on October 29, 2020.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended July 31, 2020, as reported in the Company’s Form 10K, have been omitted.

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

PEREGRINE INDUSTRIES, INC

Notes to Financial Statements

For the Three Months Ended October 31, 2020

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN:

The Company's condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $660,510 and $644,040 as of October 31, 2020 and 2019 and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS:

During the three months ended October 31, 2020 Mace Corporation paid $7,650 directly to service providers compared to $5,277 for the three months October 31, 2019. The advances are unsecured, non-interest bearing and do not have stated repayment terms. Total advances though October 31, 2020 were $61,826 compared to $45,356 for the three months ended October 31, 2019.

On October 31, 2019 Lili Fan was elected to fill the position of CFO, recently vacated by the resignation of John Hanson, who resigned from all officer and director positions he had held. At the same meeting Jeff Rorick and Daniel Slater were elected to the Board of Directors.

PEREGRINE INDUSTRIES, INC

Notes to Financial Statements

For the Three Months Ended October 31, 2020

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

NOTE 6 – SUBSEQUENT EVENTS:

Subsequent to October 31, 2020 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through October 31, 2020 of $660,510.

In addition, the Company’s development activities since inception have been financially sustained through loans from related parties.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues.

Results of Operations during the three month period ended October 31, 2020 as compared to the three month period ended October 31, 2019

Our new management acquired control during the three months ended September 30, 2017 and has not generated any revenue as of October 31, 2020. Because of no business nor administrative activity during the three months ended October 31, 2020 and the three months ended October 31, 2019, the Company recorded administrative expenses, only.

Liquidity and Capital Resources

On October 31, 2020, we had $3,000 cash on hand, and a loan payable from a related party of $61,826 compared to July 31, 2020, when we had $3,000 cash, and a loan payable, of $54,176, to a related party.

Due to the lack of activity, during the three months ended October 31, 2020 and, 2019 we required additional cash, in the amounts of $7,650 and $5,277 respectively to cover administrative costs.

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

As of October 31, 2020, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at October 31, 2020. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended July 31, 2021.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2020, which could materially affect our business, financial condition or future results.

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

Date: December 28, 2020

