Form 10-Q
period 2021-01-31
PEREGRINE INDUSTRIES INC
filed 2021-03-15
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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
Emerging growth company ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

On January 31, 2021, the Registrant had 23,002,043 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peregrine Industries, Inc.
Condensed Balance Sheets
(unaudited)

	January 31	July 31
	2021	2020

ASSETS

Current assets
Bank	$3,000	$3,000
Total current assets	3,000	3,000

Total assets	$3,000	3,000

Liabilities and Stockholders' Deficit

Current liabilities
Loan - related party	$63,686	$54,176
Total current liabilities	63,686	54,716

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of January 31, 2021 and July 31, 2020	—	—
Common stock, $0.0001 par value; 100,000,000 authorized; 23,002,043;
issued and outstanding as of January 31, 2021 and July 31, 2020, respectively	2,300	2,300
Additional paid-in capital	599,384	599,384
Accumulated deficit	(662,370)	(652,860)
Total stockholders' deficit	(60,686)	(51,176)

Total liabilities and stockholders' deficit	$3,000	$3,000

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Condensed Statements of Operations
(unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	January 31		January 31
	2021	2020	2021	2020

Operating expenses
General and administrative	$1,860	$3,225	$9,510	$8,502

Total operating expenses	1,860	3,225	9,510	8,502

Net operating loss	(1,860)	(3,225)	(9,510)	(8,502)

Net loss	$(1,860)	$(3,225)	$(9,510)	$(8,502)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding Basic and diluted	23,002,043	23,002,043	23,002,043	23,002,043

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc.
Condensed Statement of Stockholders' Deficit
For the Six Months ended January 31, 2021 and 2020

For the Six Months ended January 31, 2021

	Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	In Capital	Deficit	Deficit

Balance as of July 31, 2020	23,002,043	$ 2,300	$ 599,384	$ (652,860)	$ (51,176)

Loss for the six months ended January 31, 2021	-	-	-	(9,510)	(9,510)

Balances as of January 31, 2021	23,002,043	$ 2,300	$ 599,384	$ (662,370)	$ (60,686)

For the Six Months ended January 31, 2020

Balance as of July 31, 2019	23,002,043	$ 2,300	$ 599,384	$ (638,763)	$ (37,079)
Loss for the six months ended January 31, 2020	-	-	-	(8,502)	(8,502)

Balances as of January 31, 2020	23,002,043	$ 2,300	$ 599,384	$ (647,265)	$ (45,581)

For the Three Months ended January 31, 2021

Balance as of October 31, 2020	23,002,043	$ 2,300	$ 599,384	$ (660,510)	$ (58,826)
Loss for the three months ended January 31, 2021	-	-	-	(1,860)	(1,860)

Balances as of January 31, 2021	23,002,043	$ 2,300	$ 599,384	$ (662,370)	$ (60,686)

For the Three Months Ended January 31, 2020

Balances as of October 31, 2019	23,002,043	$ 2,300	$ 599,384	$ (644,040)	$ (42,356)
Loss for the three months ended January 31, 2020	-	-	-	(3,225)	(3,225)

Balances as of January 31, 2020	23,002,043	$ 2,300	$ 599,384	$ (647,265)	$ (45,581)

(see accompanying notes to unaudited financial statements)

Peregrine Industries, Inc. Condensed Statements of Cash Flows

	For the Six Months Ended
	January 31
	2021	2020
Cash flows from operating activities:
Net loss	$(9,510)	$(8,502)
Cash flows used in operating activities	(9,510)	(8,502)

Cash flows from financing activities
Proceeds from related party loan	9,510	8,502
Cash generated by financing activities	9,510	8,502

Change in cash:	-	-

Cash - beginning of period	3,000	3,000
Cash - end of period	$3,000	$3,000

Supplementary information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

(see accompanying notes to unaudited financial statements)

PEREGRINE INDUSTRIES, INC

Notes to Condensed Financial Statements

For the Six Months Ended January 31, 2021

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

NOTE 3 – GOING CONCERN:

The Company's condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $662,370 and $647,265 as of January 31, 2021 and 2020 and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is taking appropriate action to provide the necessary capital to continue its operations. These steps include, but are not limited to: 1) implementation of new business plan 2) focus on sales to minimize the need for capital at this stage; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.

NOTE 4 – RELATED PARTY TRANSACTIONS:

During the six months ended January 31, 2021 Mace Corporation paid $9,510 directly to service providers compared to $8,502 for the six months ended January 31, 2020. The advances are unsecured, non-interest bearing and do not have stated repayment terms. Total advances though January 31, 2021 were $63,686 compared to $54,176 for the six months ended January 31, 2020.

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

NOTE 6 – SUBSEQUENT EVENTS:

Subsequent to January 31, 2021 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through January 31, 2021 of $662,370. These factors raised substantial doubts about the Company’s ability to continue as a going concern.

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

Results of Operations during the six month period ended January 31, 2021 as compared to the six month period ended January 31, 2020

Our new management acquired control during the three months ended September 30, 2017 and has not generated any revenue as of January 31, 2021. Because of no business nor administrative activity during the six months ended January 31, 2021 and the six months ended January 31, 2020, the Company recorded administrative expenses, only.

Liquidity and Capital Resources

On January 31, 2021, we had $3,000 cash on hand, and a loan payable from a related party of $63,686 compared to July 31, 2020, when we had $3,000 cash, and a loan payable, of $54,176, to a related party.

Due to the lack of activity, during the six months ended January 31, 2021 and, 2020 we required additional cash, in the amounts of $9,510 and $8,502 respectively to cover administrative costs.

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

As of January 31, 2021, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at January 31, 2021. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended July 31, 2021.

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

Date: March 15, 2021

