Form 10-Q
period 2021-04-30
PEREGRINE INDUSTRIES INC
filed 2021-06-14
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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
Emerging growth company ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

On April 30, 2021, the Registrant had 23,002,043 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peregrine Industries, Inc.
Condensed Balance Sheets (unaudited)

	April 30	July 31
	2021	2020

ASSETS

Current assets
Bank	$3,000	$3,000
Total current assets	3,000	3,000

Total assets	$3,000	$3,000

Liabilities and Stockholders' Deficit

Current liabilities
Loan - related party	$65,655	$54,176
Total current liabilities	65,655	54,176

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of April 30, 2021 and July 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 authorized; 23,002,043;
issued and outstanding as of April 30, 2021 and July 31, 2020, respectively	2,300	2,300
Additional paid-in capital	599,384	599,384
Accumulated deficit	(664,339)	(652,860)
Total stockholders' deficit	(62,655)	(51,176)

Total liabilities and stockholders' deficit	$3,000	$3,000

(see accompanying notes to unaudited condensed financial statements)

Peregrine Industries, Inc.
Condensed Statements of Operations
(unaudited)
	For the		For the
	Three Months Ended		Nine Months Ended
	April 30		April 30
	2021	2020	2021	2020

Operating expenses
General and administrative	$1,969	$3,805	$11,479	$12,307

Total operating expenses	1,969	3,805	11,479	12,307

Net operating loss	(1,969)	(3,805)	(11,479)	(12,307)

Net loss for the year	$(1,969)	$(3,805)	$(11,479)	$(12,307)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	23,002,043	23,002,043	23,002,043	23,002,043
Basic and diluted

(see accompanying notes to unaudited condensed financial statements)

Peregrine Industries, Inc.
Condensed Statement of Stockholders' Deficit
For the Nine Months ended April 30, 2021 and 2020
(unaudited)
For the Nine Months Ended April 30, 2020

	Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	In Capital	Deficit	Deficit

Balance as of July 31, 2019	23,002,043	$2,300	$599,384	$(638,763)	$(37,079)
Loss for the nine months ended April 30, 2020	—	—	—	(12,307)	(12,307)

Balance as of April 30, 2020	23,002,043	$2,300	$599,384	$(651,070)	$(49,386)

For the Nine Months Ended April 30, 2021

Balance as of July 31, 2020	23,002,043	$2,300	$599,384	$(652,860)	$(51,176)
Loss for the nine months ended April 30, 2021	—	—	—	(11,479)	(11,479)

Balances as of April 30, 2021	23,002,043	$2,300	$599,384	$(664,339)	$(62,655)

For the Three Months Ended April 30, 2021

Balances as of January 31 2021	23,002,043	$2,300	$599,384	$(662,370)	$(60,686)

Loss for the three months ended April 30, 2021	—	—	—	(1,969)	(1,969)

Balances as of April 30, 2021	23,002,043	$2,300	$599,384	$(664,339)	$(62,655)

For the Three Months Ended April 30,2020

Balances as of January 31, 2020	23,002,243	$2,300	$599,384	$(647,265)	$(45,581)
Loss for the three months ended April 30 2020	—	—	—	(3,805)	(3,805)

Balances as of April 30, 2020	23,002,243	$2,300	$599,384	$(651,070)	$(49,386)

(see accompanying notes to unaudited condensed financial statements)

Peregrine Industries, Inc.
Condensed Statements of Cash Flows (unaudited)

	For the Nine Months Ended
	April 30
	2021	2020
Cash flows from operating activities:
Net loss	$(11,479)	$(12,307)
Cash flows used in operating activities	(11,479)	(12,307)

Cash flows from financing activities
Proceeds from related party loan	11,479	12,307
Cash generated by financing activities	11,479	12,307

Change in cash:	—	—

Cash - beginning of period	3,000	3,000
Cash - end of period	$3,000	$3,000

Supplementary information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

(see accompanying notes to unaudited condensed financial statements)

PEREGRINE INDUSTRIES, INC

Notes to Condensed Financial Statements

For the Nine Months Ended April 30, 2021

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on October 29, 2020 (“2020 Form 10-K.”)

PEREGRINE INDUSTRIES, INC

Notes to Condensed Financial Statements

For the Nine Months Ended April 30, 2021

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

NOTE 3 – GOING CONCERN:

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $664,339 and $651,070 as of April 30, 2021 and 2020 and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS:

During the nine months ended April 30, 2021 Mace Corporation paid $11,479 directly to service providers compared to $12,307 for the nine months ended April 30, 2020. The advances are unsecured, non-interest bearing and do not have stated repayment terms. Total advances through April 30, 2021 were $65,655 compared to $52,386 as at April 30, 2020.

On October 31, 2019 Lili Fan was elected to fill the position of CFO, recently vacated by the resignation of John Hanson, who resigned from all officer and director positions he had held. At the same meeting Jeff Rorick and Daniel Slater were elected to the Board of Directors.

9

PEREGRINE INDUSTRIES, INC

Notes to Condensed Financial Statements

For the Nine Months Ended April 30, 2021

(Unaudited)

NOTE 5 – SUBSEQUENT EVENTS:

Subsequent to April 30, 2021 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through April 30, 2021 of $664,339. These factors raise substantial doubts about the Company’s ability to continue as a going concern.”

In addition, the Company’s development activities since inception have been financially sustained through loans from related parties.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues.

Results of Operations during the nine and three month periods ended April 30, 2021 as compared to the nine and three month periods ended April 30, 2020

Our new management acquired control during the three months ended September 30, 2017 and has not generated any revenue as of April 30, 2021. Because of no business nor administrative activity during the nine months and three months ended April 30, 2021 and the nine months and three months ended April 30, 2020, the Company recorded administrative expenses, only, during each of those nine and three month periods.

Liquidity and Capital Resources

On April 30, 2021, we had $3,000 cash on hand, and a loan payable from a related party of $65,655 compared to July 31, 2020, when we had $3,000 cash, and a loan payable, of $54,176, to a related party.

Due to the lack of activity, during the nine months ended April 30, 2021 and, 2020 we required additional cash, in the amounts of $11,479 and $12,307 respectively to cover administrative costs.

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

As of April 30, 2021, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at April 30, 2021. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended July 31, 2021.

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

Date: June 14, 2021

