Form 10-K
period 2021-07-31
PEREGRINE INDUSTRIES INC
filed 2021-11-18
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2021

Commission File No.: 0-27511

Peregrine Industries Inc.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

9171 W. Flamingo Rd. Las Vegas, NV	89147
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (702) 888-1798

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On January 31, 2021, adjusted for the merger with Mace, Corporation, the aggregate market value of the voting common equity held by non-affiliates was approximately $3,144,287 based on the last sales price of the Registrant’s common stock on January 31, 2021. On July 31, 2021 the Registrant had 250,524,000 shares of common stock outstanding.

Indicate whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☒
Non-Accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-K of Peregrine Industries, Inc. (hereinafter the “Company”, “We” or the “Registrant”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this registration statement, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Important factors that may cause actual results to differ from projections include, for example:

•	the success or failure of management’s efforts to implement the Registrant’s plan of operation;
•	the ability of the Registrant to fund its operating expenses;
•	the ability of the Registrant to compete with other companies that have a similar plan of operation;
•	the effect of changing economic conditions impacting our plan of operation;
•	the ability of the Registrant to meet the other risks as may be described in future filings with the SEC.

Organizational History and General Background of the Registrant

The Company was incorporated in Florida in 1995 for the purpose of designing and manufacturing heat pump pool heaters, residential air conditioners and parallel flow coils for the heating, ventilation and air conditioning industry. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. The Company emerged from bankruptcy in March 2004 free and clear of all liens, claims and obligations. On July 17, 2017, Peregrine Industries, Inc., (the “Registrant”) issued a total of 22,477,843 or 97.7% of the issued common restricted shares of the Registrant’s common stock, par value $0.0001 (the “Shares”) to Dolomite Holdings Ltd., organized under the laws of the State of Israel and the corporate parent and principal shareholder of the Registrant (“Dolomite”). The Shares were issued upon the conversion by Dolomite, effective July 14, 2017, of principal and accrued interest owed by the Registrant to Dolomite evidenced by convertible notes and other short-term debt in the aggregate amount of $443,718, representing all of the liabilities of the Registrant at its fiscal year-ended June 30, 2017. The fair value of the shares was deemed to be the carrying value of the principal and accrued interest, $443,718. Dolomite was a related party therefore the settlement had no gain or loss. The issuance of the Shares was made in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Regulation S promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Act”). . Effective July 21, 2017, Dolomite sold, transferred and assigned the total of 22,477,843 restricted shares of the Registrant’s common stock, to four persons, none of whom were affiliated with the Registrant or with Dolomite. The 22,477,843 Shares represented in excess of 97% of the Registrant’s total issued and outstanding Shares at July 21, 2017, resulting in a change of control of the Company.

On September 3, 2021, through our wholly owned subsidiary Mace Merger, Corp., Mace, Corporation was merged into our Company, through the issuance to each shareholders of one share of Peregrine, Industries for each four share of Mace, Corporation which they held. A total of 250,000,000 were issued. The 22,477,843 shares held per the above paragraph were returned to the Company for cancelation.

Recent Developments

On June 12, 2017, the Board of Directors of the Registrant appointed Mr. Zohar Shpitz as Chief Financial Officer (CFO) of the Registrant. Mr. Shpitz was appointed as CFO in connection with the resignation of Mr. Ofer Naveh as the Registrant’s CFO, effective June 19, 2017. On July 21, 2017 all of the aforementioned resigned as directors, and officers, where appropriate, after appointing the following directors and officers: Miaohong Hanson, director and chief executive officer; John C. Hanson, director and vice president, finance (now resigned from all officer and director positions); Donghai Shi, director and executive vice president; Ronaldo Panida, director; Lili Fan, Secretary; and Ting Wang executive assistant. John Hanson, subsequently, resigned effective May 1, 2019 from all positions.

Business Objectives of the Registrant

The Registrant has no present operations, but, the new management has a business plan which it intends to pursue during the coming fiscal year. The Company has selected a target business on which to concentrate and plans to implement a business combination, unless Management determines that such transaction is not in the best interests of the Company and its shareholders. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which it operates. To the extent we effect a business combination with a company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of an early stage or potential emerging growth company.

Employees

Because the Company, presently, has had no operations we currently have no employees, except for those included in the Mace, Corporation merger. The officers perform any duties necessary for corporate maintenance. Our CEO performs all duties related to the operations of this business. We also plan to utilize additional independent contractors on a part-time/as needed basis.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Registrant’s corporate office is located at 9171 W Flamingo Rd. Las Vegas, NV. The office facilities consist of approximately 3,000 square feet of executive office space and are shared with the related party acquisition target. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we consummate the business combination. The Companies are related through a commonality of officers and directors. Because of the lack of activity in the Registrant, its affairs did not require the use of either personnel or space and the parties agreed that a rental charge was not appropriate.

ITEM 3. LEGAL PROCEEDING

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTER

(a) Market Price Information

Our common stock is currently quoted on the OTCQB under the symbol PGID, an inter-dealer automated quotation system for equity securities not included on The NASDAQ Stock Market. Quotation of the Company’s securities on the OTCQB limits the liquidity and price of the Company’s common stock more than if the Company’s shares of common stock were listed on The NASDAQ Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	FISCAL YEAR ENDED JULY 31
	2020		2021
	HI	LOW	HI	LOW

October 31	$0.75	$0.75	$0.07	$0.07
January 31	0.51	0.51	0.07	0.07
April 30	0.20	0.20	0.31	0.31
July 31	0.26	0.26	0.46	0..46

(b) As of July 31, 2021, our shares of common stock were held by approximately 60 stockholders of record. The Company’s transfer agent is VStock Transfer, LLC.

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

Effective July 21, 2017, Dolomite sold, transferred and assigned a total of 22,477,843 restricted shares of the Registrant’s common stock, par value $0.0001 that it acquired upon the conversion of all liabilities owed by the Registrant to Dolomite, to four persons, none of whom were affiliated with the Registrant or with Dolomite. The 22,477,843 Shares represented in excess of 97% of the Registrant’s total issued and outstanding Shares at July 21, 2017, resulting in a change of control of the Company.

Effective July 30, 2021 the Company issued 250,000,000 common restricted shares to the shareholders of Mace, Corporation in return for their shareholding in Mace, Corporation. At the same time the four controlling shareholders of the Company returned their combined 22,477,843 common restricted shares to be cancelled.

(e) Equity Compensation Plans

We have no equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

N.A.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATION

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

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

Results of Operations during the year ended July 31, 2021 as compared to the year ended July 31, 2020.

Although we have not generated any revenues during the years ended July 31, 2021 and 2020. Mace, Corporation did generate $61,054 and $374,242 sales revenue respectively. We had operating expenses related to the general and administrative expenses of being a public company plus interest expenses and recorded $50.00 of administrative costs, all paid for by a related party, totaling $14,097, for the year ended July 31, 2020. The Combined overheads for the years ended July 31, 2021 and 2020 were $288,318 and $979,324 resulting of losses of $140,462 after forgiveness of Payroll Protection Plans advances of $156,043, impairment of patents in the amount of $66,888 compared to $810,693 for the year ended July 31, 2020.

Liquidity and Capital Resources

On July 31, 2021 and July 31, 2020 we had $94,282 and $105,286 combined cash on hand. We used $122,287 for operating activities for the year ended July 31, 2021 compared to $398,362 for the year ended July 31, 2020. We used $48,699 to acquire patents and molds during the year ended July 31, 2021 compared to $20,239 for the year ended July 31, 2020. During the year ended July 31, 2021 we received $50,000 from the sale of common shares compared to $25,000 during the year ended July 31, 2020 plus $109,982 from Payroll Protection and other emergency grants compared to $86,061 during the year ended July 31, 2020.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its majority shareholders or a related party and believes it can satisfy its cash requirements so long as it is able to obtain financing from its controlling shareholders. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditor has issued a qualified audit opinions for the years ended July 31, 2021 and 2020, with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of July 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of July 31, 2021 and 2020, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended July 31, 2021 and 2020, and are included elsewhere in this registration statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Peregrine Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peregrine Industries, Inc. as of July 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

November 17, 2021

Peregrine Industries, Inc.
Balance Sheets
	July 31
	2021	2020
		(restated)
Assets
Current assets
Cash and cash equivalents	$94,282	$105,286
Accounts receivable	26,420	34,805
Inventory	784,374	785,500
Prepaid expenses and other current assets	11,232	12,239
Total current assets	916,307	937,830

Long term assets
Office furniture and equipment - net	-	1,128
Production equipment - net	18,419	29,075
Land	62,307	62,307
Patents - cost	244,007	276,196
Production molds - net	51,899	111,807
Building and building improvements- net	375,469	393,076
Total long term assets	752,100	873,589

Total assets	$1,668,408	$1,811,419

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$26,287	$32,730
Customer deposits	-	46
Loan from related party	50,000	-
Total current liabilities	76,287	32,776

Commitments and contingencies
Cares Act Payment Protection Program	-	76,061
SBA Economic Injury Disaster Loan	10,000	10,000
	10,000	86,061
Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of July 31, 2021 and July 31, 2020
Common stock, $0.0001 par value; 500,000,000 shares authorized;
250,524,200 shares issued and outstanding
as of July 31, 2021 and 2020 respectively	25,052	25,052
Additional paid in capital	5,891,439	5,861,438
Accumulated deficit	(4,334,370)	(4,193,908)
Total stockholders' equity	1,582,121	1,692,582

Total liabilities and stockholders' equity	$1,668,408	$1,811,419

(see accompanying notes which are an integral part of these audited financial statements)

Peregrine Industries, Inc.
Statement of Operations
	For the Years Ended
	July 31
	2021	2020
		(restated)
Revenue, net	$61,054	$374,242

Cost of sales
Product cost	29,012	205,611
Cost of sales	29,012	205,611

Gross profit	32,042	168,631

Operating expenses
Amortization and impairment	103,299	102,270
General and administrative expenses	77,060	150,445
Salary and payroll costs	107,960	726,609
Total operating expenses	288,318	979,324

Loss from operations	(256,276)	(810,693)

Other income (expense)
Payroll and other grants forgiven	182,702	-
Impairment of patents	(66,888)	-
Total other income	115,815	-

Net loss for the year	$(140,462)	$(810,693)
Basic and diluted loss per share	$(0.01)	$(0.04)

Weighted average shares outstanding
Basic and diluted	23,002,043	23,002,043

(see accompanying notes which are an integral part of these audited financial statements)

Peregrine Industries, Inc.
Statements of Stockholders' Equity
For the Years Ended July 31, 2021 and 2020

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balance as of July 31, 2019	23,002,043	$2,300	$599,384	$(638,763)	$(37,079)

Merger adjustments	-	-	5,259,807	(2,744,452)	2,515,355

Common shares returned to treasury	(22,477,843)	(2,248)	2,248	-	-

Common shares issued to Mace shareholders	250,000,000	25,000	-	-	25,000

Loss for the year	-	-	-	(810,693)	(810,693)

Balances, July 31, 2020	250,524,200	25,052	5,861,439	$(4,193,908)	$1,692,582

Common shares issued for cash	-	-	30,000	-	$30,000

Loss for the year	-	-	-	(140,462)	(140,462)

Balances, July 31, 2021	250,524,200	$25,052	$5,891,439	$(4,334,370)	$1,582,121

(see accompanying notes which are an integral part of these audited financial statements)

Peregrine Industries, Inc.
Statements of Cash Flow
	For the Years Ended
	July 31
	2021	2020
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(140,462)	$(810,693)
Adjustments to reconcile net income (loss) to net cash used in used in operating activities
Payroll Protection Plan forgiven	(156,043)	-
Common stock issued for services	-	387,000
Common stock issued to founder	-	1,250
Depreciation	103,299	102,270
Impairment of patents	66,888	-
Changes in operating assets and liabilities
Increase in related party account receivable	8,385	(30,347)
Decrease (increase) in inventory	1,126	22,500
Decrease (increase) in prepaid expenses and other current assets	1,007	41,704
Decrease (increase) in customer deposit	-	(107,384)
Increase in accounts payable and accrued expenses	(6,487)	(4,661)
Cash provided by (used in) operating activities	(122,287)	(398,362)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisition of equipment	(2,000)	-
Cash used to acquire patents	(34,699)	(20,239)
Cash used to acquire molds	(12,000)	-
Cash used in investing activities	(48,699)	(20,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	-	(3,357)
Proceeds from sale of common stock	50,000	25,000
Proceeds of PPP loan	79,982	86,061
Proceeds form SBA Payroll Protection Plan	30,000	-
Cash flows provided by financing activities	159,982	107,704

NET (DECREASE) INCREASE IN CASH	(11,003)	(310,897)
Cash at beginning of year	105,286	416,182
Cash at end of year	$94,282	105,286

(see accompanying notes which are an integral part of these audited financial statements)

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Year Ended July 31, 2021

NOTE 1 – ORGANIZATION AND OPERATIONS:

Peregrine Industries, Inc. (the “Company”) was formed on October 1, 1995 for the purpose of manufacturing residential pool heaters. The Company was formerly located in Deerfield Beach, Florida. Products were primarily sold throughout the United States, Canada, and Brazil. In June 2002, the Registrant and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court for the Southern District of Florida. At present, the Company has no business operations and is deemed to be a shell company. The Company had a change in control on July 8, 2013 as a result of the sale by our former principal shareholders, Richard Rubin, Thomas J. Craft, Jr. and Ivo Heiden, of their 324,000 shares of common stock, representing approximately 61.8% of the Company’s outstanding common stock, to Dolomite Industries Ltd (“Dolomite”). In connection with the private sale of their shares of common stock to Dolomite on July 2, 2013, Messrs. Rubin and Heiden agreed to waive a total of $224,196 in liabilities owed to them at June 30, 2013. In connection with the change of control transaction, two former principal shareholders transferred and assigned all $195,000 of their two convertible notes to three unaffiliated third parties and one affiliated party. See also note 3. On June 12, 2017, the Board of Directors of the Registrant appointed Mr. Zohar Shpitz as Chief Financial Officer (CFO) of the Registrant. Mr. Shpitz was appointed as CFO in connection with the resignation of Mr. Ofer Naveh as the Registrant’s CFO, effective June 19, 2017. On July 21, 2017, new management acquired, 22,477,843 or 97.7% of the issued common restricted shares. The new management is developing a business plan which they anticipate implementing within the current fiscal year.

On September 3, 2021, through our wholly owned subsidiary Mace Merger, Corp., Mace, Corporation was merged into our Company, through the issuance to each shareholders of one share of Peregrine, Industries for each four share of Mace, Corporation which they held. A total of 250,000,000 were issued. The 22,477,843 shares held per the above paragraph were returned to the Company for cancelation.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

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

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Year Ended July 31, 2021

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

Cash and cash equivalents

The Company maintains its cash in United States’ dollars in United States’ bank accounts which balances, may exceed the federal insured limit of $250,000.

Earnings (loss) per share:

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of July 31, 2021 and 2020.

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

The Company generates revenue from the sale of items used for the care of babies. Although the Company plans to sell, its products through distributors, the bulk of current revenue is derived through internet and social media venues. Revenue is recognized upon delivery of services and when the Company has the right to invoice the customer using the allowable practical expedient under ASC 606-10-55-18 since the right to invoice the customer corresponds with the performance obligations completed. Revenue is recognized when obligations under the terms of a contract with the Company’s customers are satisfied. Satisfaction of contract terms occurs when shipping is performed, and the customers assume risk of loss. The amount of consideration the Company expects to receive consists of the sales price adjusted for any incentives if applicable. In applying judgment, the Company considered customer expectations of performance, materiality and the core principles of ASC Topic 606. The Company’s performance obligations are generally transferred to the customer at a point in time. The Company’s contracts with customers generally do not include any variable consideration.

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Year Ended July 31, 2021

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

Revenue is derived from the sale of the “baby items” invented by the Company. Revenue through July 31, 2020 is minimal as the Company is in its infancy and has been focused on product development, manufacturing and the creation of a distributorship network.

Revenue is recognized when persuasive evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred. Customer prepayments are reflected as deferred revenue as long as there is persuasive evidence that the purchased product will be shipped within a reasonable time.

The Company recognizes revenue when it is realized or realizable and earned. Product sales are recognized upon delivery of the products.

The Company must meet all of the following four criteria in order to recognize revenue:

☐	Persuasive evidence of an arrangement exists
☐	Delivery has occurred
☐	The sales price is fixed or determinable
☐	Collection is reasonably assured

Payments received in advance of satisfaction of the relevant criteria for revenue recognition are recorded as advances from customers.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Accounts receivable as of July 31, 2021 and 2020 were $26,420 and $34,805 respectively. An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Management has reviewed the current accounts receivable and has concluded that no allowance was necessary as of July 31, 2021 nor 2020. Bad debts will be written off against the allowance when identified.

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Year Ended July 31, 2021

Inventory

As at July 31, 2021 and 2020 respectively the Company had $784,374 and $785,500 worth of inventory, stated at the lower of cost or market, valued on an average cost basis. The inventory is reviewed at least quarterly and adjusted for and discrepancies. Managements’ evaluation was that there was no impairment required on July 31, 2021 or on July 31, 2020.

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

Prepaid Expenses and Product Deposits

Prepaid expenses, totaling $11,232 and $12,239 at July 31, 2021 and 2020 respectively consist of cash paid in advance for services to be provided. The Company outsources all of the manufacturing processes and has paid deposits, to its manufacturers. At July 31, 2021 and 2020, there were no outstanding deposits. Service provider prepayments are amortized over the useful life of the service.

Property and Equipment

Property and equipment consists primarily of office furniture and equipment stated at original cost less accumulated depreciation. Depreciation is calculated using the straight line method based on the estimated useful life of the underlying asset, generally three to five years. Expenditures for repairs and maintenance are expensed as incurred.

Production Molds

The building of production molds is outsourced to specialists and is recorded at the total cost to acquire each. The molds are built to specifications that include the number of parts anticipated to be produced. The cost of the mold is depreciated on a straight line basis over 5 years. Cost of repairs and maintenance will be expensed as incurred. The value of each mold is reviewed quarterly and will be impaired, when necessary, based on managements’ valuation of the molds continuing viability. Depreciation of $103,299 and $102,270 was recorded for each of the years ended July 31, 2021 and 2020, respectively.

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Year Ended July 31, 2021

Patents

Patent costs consist of the legal fees paid to prepare, file and process the patent applications. Patents will be amortized, utilizing the straight line method, over the useful life of the patent and will be reviewed quarterly to determine if impairment is required. Research and development are not included in the cost of patents, and, are expensed as incurred. Management determined that patent assets should be impaired by $66,888 for the year ended July 31, 2021.

Land and Building

On September 27, 2017 the Company purchased property consisting of land and building at a total cost of $502,474, allocating $440,167 to the building and $62,307 to land. The building has been built out to serve as the Company’s office headquarters. The building is being depreciated on a straight line basis over 25 years.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of July 31, 2021, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of July 31, 2021, no income tax expense has been incurred.

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Year Ended July 31, 2021

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	July 31
	2021	2020

Operating loss	$3,287,397	$3,146,935

Deferred tax benefit	690,353	660,856
Valuation allowance	(690,353)	(660,856)

Net deferred tax asset	$-	$-

Share-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718 Compensation—Stock Compensation. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period.

Fair Value Measurement

The Company adopted FASB 820 – Fair Value Measurement and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The Company did not have any Level 2 or Level 3 assets or liabilities as of July 31, 2021.

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Year Ended July 31, 2021

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through the date of this report and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – GOING CONCERN:

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $3,287,397 as of July 31, 2021 and $3,146,935 as of July 31, 2020 and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS:

During the year ended July 31, 2020 Mace Corporation paid a total $14,097 directly to service providers compared to $15,935 for the year ended July 31, 2021. The advances were unsecured, non-interest bearing and do not have stated repayment terms. Total advances though July 31, 2020 total $70,111. The accounts were each eliminated upon completion of the merger.

The four controlling shareholders, as a condition of the Merger Agreement, returned their 22,477,843 common restricted shares to the Company for cancelation.

NOTE 5 – STOCKHOLDERS’ DEFICIT:

Common Stock

The articles of incorporation authorize the issuance of 500,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. Effective July 30, 2021 the Company issued 250,000,000 common restricted shares to 100% of the Mace Corporation shareholders in return for 100% of the Mace equity. The Company’s controlling shareholders, simultaneously, returned their 22,477,843 common shares to be cancelled.

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Year Ended July 31, 2021

NOTE 6 – PAYCHECK PROTECTION PROGRAM

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes provision for a Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”). The PPP allows qualifying businesses to borrow up to $10 million calculated based on qualifying payroll costs. The loan is guaranteed by the federal government, and does not require collateral. On May 4, 2020, the Company accepted a Bank of America PPP Loan, in the amount of $76,061. The PPP Loan matures on April 30, 2022 and bears interest at a rate of 1.0% per annum, unless forgiven. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan funds were received on May 4, 2020. The PPP Loan contains events of default and other provisions customary for a loan of this type. The PPP provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 percent of the principal amount of the loan is guaranteed by the SBA and (3) an amount up to the full principal amount may qualify for loan forgiveness in accordance with the terms of CARES. On February 10, 2021 the Company accepted a second loan, under the same program, in the amount of $79,982. The Company expects to use the full proceeds of the PPP loans in accordance with the provisions of CARES. Both loans were forgiven during the year ended July 31, 2021.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to July 31, 2021 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021. This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of July 31, 2021 our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of July 31, 2021. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of July 31, 2021, our internal control over financial reporting was ineffective.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

During the year ended July 31, 2021 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each:

Miaohong Hanson – Age 56, President and Chief Executive Officer

Dong Hai Shi – Age 57, Executive Vice President

Lili Fan – Age 32, CFO/Secretary/Treasurer

Ronaldo Panida – Age 59, Director

Daniel Slater – Age 28, Director

Jeff Rorick – Age 64, Director

Ting Wang-Age 32, CFO

Miaohong Hanson, President, CEO and Director. Ms. Miaohong Hanson, age 56 has served as President and CEO of Mace Corporation from December 2015 to present. Miaohong Hanson is Chief Executive Officer of Mace Corporation, Inc. Mrs. Hanson brings a wealth of knowledge in the field of business development, management, and all stages of product line development. She has managed companies in the United States and Asia. Mrs. Hanson is also the Chairwoman of the Board of Directors of Mace Corporation and Peregrine Industries, Inc. Prior to the formation of Mace Corporation, Inc., Mrs. Hanson was Chief Financial Officer and Vice President for J.C. Hanson & Associates, was previously Vice President and Manager of Purchases, Sales, and Customer Service (South China) for Jiangxi Techmed Inkjet Co. Ltd. Ms. Hanson speaks fluent Chinese and English. Ms. Hanson was selected for the Board of Directors because of her general business experience and management knowledge of United States and Asian markets.

Dong Hai Shi, Executive Vice President and Director. Dong Hai Shi, age 57, has served as Executive V.P. of Mace Corporation from December 2015 to present. He also is the founder and chairman Hong Kong WeChat Business E-Commerce Ltd and USA WeChat Business E-Commerce, Inc. He was founder and chairman of Shang Hai Hai Tong Architectural Ltd., Shang Hai Ao Tong Property Management Inc., and Shang Hai Si Tong Construction Ltd. He was the president of his own construction company in Shang Hai from 2005 to 2009. He speaks fluent Chinese and some English. Mr. Shi was selected for the Board of Directors because of his general business experience, knowledge, contacts, and multiple businesses in Asia.

Lili Fan, CFO /Secretary/Treasurer. Lili Fan, age 32, Lili Fan has served as Secretary and Treasurer of Mace Corporation from October 2017 to the present, and has served as Executive Assistant/Office Manager from April 2016 to October 2017. She is a detail-oriented professional who has been consistently praised as efficient by coworkers and management. Over the course of her 10-year career, she has developed a skill set directly relevant to the officer role, including executive support, operations management, and customer service. She has consistently demonstrated communication, teamwork, and management abilities in every aspect of her role at Mace Corporation. She was International Sales Manager/Raw Materials Purchaser of Zhe Jiang Wei Hao Inkjet Technology Co.; Ltd from 2014 to 2016. She is a fluent speaker, reader, and writer of English, Mandarin, and Cantonese. She graduated with a Bachelor of Science degree in Business Administration from W. P. Carey School of Business of Arizona State University.

Ronaldo Panida, Director. Ronaldo Panida, age 59, is presently employed by Wal-Mart Vision Center as a Vision Center Manager. He was previously a District Manager for the Optical Division in Reno, NV, Hawaii and Alaska. Duties were, Operations, Budgeting and Compliance. He attended Leeward College of University of Hawaii major in Liberal Arts. Attended Kenway School of Accounting and received a Diploma as a Fullcharge Accountant in Hawaii. Mr. Panida later became an Optical Technician in Hawaii and received a Refracting Optician Diploma. Mr. Panida is currently a Licensed Optician in both the state of Nevada and the state of Hawaii. He is certified in both American Board of Optician and National Contact Lens Certified. Mr. Panida was selected as a director because of his business experience in a retail environment.

Jeff Rorick, Director. Jeff Rorick, age 66, is an Information Systems professional with extensive experience in Retail Operations. He has been a Chief Information Officer and member of Executive Committee since 2003. His core strength is in Applications Development with expertise in Supply Chain Management, Marketing and Store Systems. His key strengths include planning, team building, communication and decision making. He has maintained excellent relationships with members of senior management and was a key member involved in merger activities in both the grocery and drug sectors. Despite retiring at the end of 2014, he is open to consulting opportunities. He has completed two years of general education with emphasis on Accounting and Information Systems, and attended and sponsored numerous management, leadership and technical training programs.

Ting Wang, Chief Financial Officer,  Age 32.Ting Wang, Staff Accountant/ Executive Assistant. Ting Wang, age 32,Ting Wang has served as Staff Accountant and Executive Assistant of Mace Corporation from September 2019 to the present, and has served as Bookkeeper from July 2016 to September 2017. She is highly motivated, detail-oriented, energetic, and has a strong work ethic. She is skilled in, but not limited to, accounts payable, accounts receivable, account reconciliations, payroll processing, and financial statements. Over the course of her 5-year career, she has developed a skill set directly relevant to her role, including working effectively (either as part of a team or independently), handling multiple tasks, and meeting deadlines. She is also Staff Accountant of Appliance Parts Center since February 2020. She is a fluent speaker, reader, and writer of English and Mandarin. She graduated with a Bachelor of Science degree in Accounting from University of Nevada, Las Vegas.

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

Code of Ethics

The Corporation has adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant’s SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director have not filed all reports required under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid, by the Company, during the fiscal periods ended July 31, 2021 and 2020. The Registrant has no employment agreement with its Directors.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of July 31, 2021. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner		Common Stock Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned (1)

Dong Hai Shi	executive vice president, director	122,500,000	48.9%
Miaohong Hanson	president, c.e.o., director	23,750,000	9.5%
Ronaldo Panida	director	1,266,500	0.00%
Lili Fan	secretary, treasurer	3,295,000	1.3%
all directors and officers as a group		150,811,500	59.7%

Edgardo Clores		46,060,682	18.4%
all directors, officers and 5% shareholders as a group		196,872,182	78.1%

(1)	Applicable percentage ownership is based on 250,524,000 shares of common stock outstanding as of July 31, 2021.

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

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by KSP Group, Inc. and BF Borgers CPA PC for the audit of the Registrant’s annual financial statements, for the years ended June 30, 2019 and July 31, 2020, respectively, and fees billed for other services rendered by KSP for year ended June 30, 2019 and their successor B F Borgers CPA PC for the year ended July 31, 2020.

Year Ended
	July 31, 2020	July 31, 2021
Audit fees (1)	$7,500
Audit-related fees (2)	—	—
All other fees	—	—

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

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

PEREGRINE INDUSTRIES INC.

Date: November 16, 2021	By:	/s/ Miahong Hanson
Miahong Hanson
President and Chief Executive Officer

