Form 10-Q
period 2021-10-31
PEREGRINE INDUSTRIES INC
filed 2021-12-22
CIK 1061164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

On October 31, 2021, the Registrant had 250,524,200 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peregrine Industries, Inc.

Balance Sheets

	October 31,	July 31,
	2021	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$60,041	$94,282
Cash held by escrow	632,629	-
Accounts receivable	25,192	26,420
Inventory	784,334	784,374
Prepaid expenses and other current assets	4,173	11,232
Total current assets	1,506,369	916,307

Long term assets
Production equipment - net	14,955	18,419
Land	-	62,307
Patents - cost	246,607	244,007
Production molds - net	32,047	51,899
Building and building improvemts- net	-	375,469
Total long term assets	293,609	752,100

Total assets	$1,799,978	$1,668,408

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$23,701	$26,287
Loan from related party	50,000	50,000
Total current liabilities	73,701	76,287

Commitments and contingincies
SBA Economic Injury Disaster Loan	-	10,000
	-	10,000
Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 authorized; none issued and outstanding as of October 31, 2021 and July 31, 2021	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 250,524,200 shares issued and outstanding as of October 31, 2021 and July 31, 2021 respectively	25,052	25,052
Additional paid in capital	5,891,439	5,891,439
Accumulated deficit	(4,190,214)	(4,334,370)
Total stockholders' equity	1,726,277	1,582,121

Total liabilities and stockholders' equity	$1,799,978	$1,668,408

(see accompanying notes are  an integral part of these unaudited financial statements)

Peregrine Industries, Inc.

Statement of Operations

(unaudited)

	For the Three Months Ended
	October 31
	2021	2020
		(restated)

Revenue, net	$6,298	$41,893

Cost of sales
Product cost	1,043	19,809
Cost of sales	1,043	22,084

Gross profit	5,255	19,809

Operating expenses
Amortization and impairment	27,718	25,825
General and administrative expenses	36,002	36,220
Salary and payroll costs	5,582	26,990
Total operating expenses	69,303	89,035

Loss from operations	(64,048)	(69,226)

Other income (expense)
Payroll and other grants forgiven	208,204	-
Total other income	208,204	-

Income (Net loss) for the year	144,156	$(69,226)
Basic and diluted income (loss) per share	0.00	$(0.00)

Weighted average shares outstanding
Basic and diluted	250,524,200	250,524,200

(see accompanying notes which are  an integral part of these unaudited financial statements)

Peregrine Industies, Inc.

Statements of Stockholders' Equity

For the Three Months and Years Ended October 31, 2021 and 2020

(unaudited)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balances, September 30, 2019	23,002,043	$2,300	$599,384	$(724,096)	$(122,412)
Merger adjustments	-	-	5,259,807	(3,541,048)	1,718,759
Common shares returned to treasury	(22,477,843)	(2,248)	2,248	-	-
Common shaes issued to Mace shareholders	250,000,000	25,000	-	-	25,000
Loss for the year	-	-	-	(69,226)	(69,226)

Balances, October 31, 2020	250,524,200	25,052	5,861,439	$(4,334,370)	$1,552,121
Common shares issued for cash	-	-	30,000	-	$30,000
Income for the year	-	-	-	144,156	144,156
Balances, October 31, 2021	250,524,200	$25,052	$5,891,439	$(4,190,214)	$1,726,277

Balances, July 31, 2020	23,002,043	$2,300	$599,384	$(660,510)	$(58,826)
Merger adjustments	-	-	5,259,807	(3,541,048)	1,718,759
Common shares returned to treasury	(22,477,843)	(2,248)	2,248	-	-
Common shaes issued to Mace shareholders	250,000,000	25,000	-	-	25,000
Loss for the 3 months	-	0	0	(132,812)	(132,812)
Balances, October 31, 2020	250,524,200	$25,052	$5,861,439	$(4,334,370)	$1,552,121

Balance, July 31, 2021	250,524,200	$25,052	$5,891,439	$(4,334,370)	$1,582,121
Income for the three months	-	-	-	144,156	144,156
Balances, October 31, 2021	250,524,200	$25,052	$5,891,439	$(4,190,214)	$1,726,277

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.

Statements of Cash Flow

(unaudited)

	For the Three Months Ended
	October 31
	2021	2020
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$144,156	$(39,961)
Adjustments to reconcile net income (loss) to net cash used in used in operating activities
Gain on asset disposat	(194,853)	-
Common stock issued for services	-
Common stock issued to founder	-
Depreciation	23,316	25,825
Changes in operating assets and liabilities
Decrease (increase in accounts receivable	1,227	(1,614)
Decrease in inventory	39	1,417
Decrease in prepaid expenses and other current assets	7,059	4,925
(Decrease) Increase in accounts payable and accrued expenses	(2,584)	66
Cash provided by (used in) operating activities	(21,640)	(9,342)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisition of equipmet	-	-
Cash used to acquire patents	(2,600)	(13,828)
Cash used to acquire molds	-	(12,000)
Cash used in investing activities	(2,600)	(25,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds form SBA Payroll Protection Plan	(10,000)	-
Cash flows provided by financing activities	(10,000)	-

NET (DECREASE) INCREASE IN CASH	(34,240)	(35,169)
Cash at beginning of period	94,282	105,286
Cash at end of period	$60,041	70,117

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.

Notes to Financial Statements

For the Three Months Ended October 31, 2021

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

On July 30, 2021, through our wholly owned subsidiary Mace Merger, Corp., Mace, Corporation was merged into our Company, through the issuance to each shareholders of one share of Peregrine, Industries for each four share of Mace, Corporation which they held. A total of 250,000,000 were issued. The 22,477,843 shares held per the above paragraph were returned to the Company for cancelation.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited interim financial statements of Peregrine Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended July 31, 2021 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on November 18, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended July 31, 2021, as reported in the Company’s Form 10K, have been omitted.

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

Cash Held in Escrow

On October 28, 2021, Mace Corporation completed the sale of its land and building, located at 9171 W Flamingo Rd., Las Vegas, Nevada. Net proceeds of $632,629, resulting from the sale price of $679,000, were held in escrow and received by the Company on November 2, 2021.

Peregrine Industries, Inc.

Notes to Financial Statements

For the Three Months Ended October 31, 2021

(unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Accounts receivable as of October 31, 2021, and July 31, 2021 were $25,192 and $26,420, respectively. An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Management has reviewed the current accounts receivable and has concluded that no allowance was necessary as of October 31, and July 31, 2021. Bad debts will be written off against the allowance when identified.

Inventory

As at October 31, 2021 and July 31, 2021, respectively, the Company had $784,334 and $784,374 worth of inventory, stated at the lower of cost or market, valued on an average cost basis. The inventory is reviewed at least quarterly and adjusted for and discrepancies. Managements’ evaluation was that there was no impairment required on October 31, 2021 or on July 31, 2021.

Production Molds

The building of production molds is outsourced to specialists and is recorded at the total cost to acquire each. The molds are built to specifications that include the number of parts anticipated to be produced. The cost of the mold is depreciated on a straight line basis over 5 years. Cost of repairs and maintenance will be expensed as incurred. The value of each mold is reviewed quarterly and will be impaired, when necessary, based on managements’ valuation of the molds continuing viability. Depreciation of $326,393 has been recorded through October 31, 2021. $19,852 was recorded for the three months ended October 31, 2021 compared to $17,352 for the three ended October 31, 2020.

Patents

Patent costs consist of the legal fees paid to prepare, file and process the patent applications. Patents will be amortized, utilizing the straight line method, over the useful life of the patent and will be reviewed quarterly to determine if impairment is required. Research and development are not included in the cost of patents, and, are expensed as incurred. Management determined that patent assets should be impaired by $66,888 for the year ended July 31, 2021. Mace acquired $2,600 in patent fees during the three months ended October 31, 2021 compared to $9,208 during the same three months last year.

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

Peregrine Industries, Inc.

Notes to Financial Statements

For the Three Months Ended October 31, 2021

(unaudited)

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

The Company classifies tax-related penalties and net interest as income tax expense. As of October 31, 2021, no income tax expense has been incurred.

NOTE 3 – GOING CONCERN:

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $4,190,214 and $4,334,370 as of October 31, 2021 and 2020 and has insufficient working capital to meet operating needs for the next twelvemonths, all of which raise substantial doubt about the Company’s ability to continue as a going concern. During the three months ended October 31, 2021, the Company recorded income of $144,156, which included profit of $198,204 derived from the sale of its building, plus $10,000 from debt forgiveness, compared to a net loss of $69,226 for the three months ended October 31, 2020.

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

NOTE 4 – RELATED PARTY TRANSACTIONS:

During the year ended July 31 2021 Mace Corporation paid $15,935 directly to service providers compared to $14,097 for the year ended July 31, 2020. The advances are unsecured, non-interest bearing and do not have stated repayment terms.

On May 17, 2021, a related party loaned the Company $50,000 non-interest bearing, unsecured and without repayment terms. The loan was unpaid on October 31, 2021.

The four controlling shareholders, as a condition of the Merger Agreement, returned, for cancellation, their 22,477,843 common restricted shares to the Company.

NOTE 5 – STOCKHOLDERS’ DEFICIT:

Common Stock

The articles of incorporation authorize the issuance of 500,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. Effective July 31, 2021, the Company issued 250,000,000 common restricted shares to the Mace shareholders to acquire 100% of the Mace Corporation. The Company’s controlling shareholders, simultaneously, returned, for cancellation, their 22,477,843 common shares.

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

Peregrine Industries, Inc.

Notes to Financial Statements

For the Three Months Ended October 31, 2021

(unaudited)

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

NOTE 7 – SUBSEQUENT EVENTS:

Subsequent to October 31, 2021 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Some of the statements contained in this quarterly report of Peregrine Industries, Inc. (hereinafter the “Company”, “We” or the “Registrant”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

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

Effective July 21, 2017, Dolomite sold, transferred and assigned a total of 22,477,843 restricted shares of the Registrant’s common stock, par value $0.0001, that it acquired upon the conversion of all liabilities owed by the Registrant to Dolomite, to four persons, none of whom were affiliated with the Registrant or with Dolomite. The 22,477,843 Shares represented in excess of 97% of the Registrant’s total issued and outstanding Shares at July 21, 2017, on which date the Registrant had one remaining liability of $1,024.

On July 30, 2021, through our wholly owned subsidiary Mace Merger, Corp., Mace, Corporation was merged into our Company, through the issuance to each shareholders of one share of Peregrine, Industries for each four share of Mace, Corporation which they held. A total of 250,000,000 were issued. The 22,477,843 shares held per the above paragraph were returned to the Company for cancelation.

Overview

Although our activities have been related to seeking new business opportunities, new management is developing a business plan, based on the manufacture and sale of products, in addition to those possessed by the target acquisition, designed for use by babies, which it intends to implement within the current fiscal year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through October 31, 2021 of $4,190,214, compared to $4,334,370 on July 31, 2021. These factors raise substantial doubts about the Company’s ability to continue as a going concern.”

In addition, the Company’s development activities since inception have been financially sustained through loans from related parties.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues.

Results of Operations during the three month periods ended October 31, 2021 as compared to the three month period ended October 31, 2020

Our management acquired control during the three months ended September 30, 2017 and had not generated any revenue previous to the merger on July 31, 2021. During the three months ended October 31, 2021, Mace generated revenue, of $6,298 from the sale of its baby products compared to $41,893 during the three months ended October 31, 2020. During the same period gross margin for the three months ended October 31, 2021 was $5,255 compared to $19,809 for the three months ended October 31, 2020. Overhead during the same three month periods was $69,303 and $89,035 respectively. The land and building occupied by the Companies administrative offices was sold on October 30, 2021 for $679,000 resulting in a cash receipt 632,629 on November 1, 2021 and a profit of $198,204.

Liquidity and Capital Resources

On October 31, 2021, we had $60,041 cash on hand plus $632,629 held by the escrow company and received on November 1, 2021 compared to cash on hand of $94,282 at July 31, 2021.

In addition to the land and building sale proceeds the Company currently will satisfy its cash requirements for the next 12 months through borrowings from its controlling shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of October 31, 2021, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at October 31, 2021. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended July 31, 2022.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2020, which could materially affect our business, financial condition or future results.

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

Date: December 20, 2021

