Form 10-Q
period 2022-01-31
PEREGRINE INDUSTRIES INC
filed 2022-03-21
CIK 1061164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

On January 31, 2022, the Registrant had 250,524,200 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peregrine Industries, Inc.

Balance Sheets

	January 31,	July 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$525,864	$94,282
Accounts receivable	23,992	26,420
Inventory	784,834	784,374
Prepaid expenses and other current assets	6,201	11,232
Total current assets	1,340,892	916,307

Long term assets
Production equipment - net	11,491	18,419
Land	-	62,307
Patents - cost	251,157	244,007
Production molds - net	12,195	51,899
Building and building improvement- net	-	375,469
Total long term assets	274,843	752,100

Total assets	$1,615,734	$1,668,408

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$9,037	$26,287
Loan from related party	-	50,000
Total current liabilities	9,037	76,287

Commitments and contingencies
SBA Economic Injury Disaster Loan	-	10,000
	-	10,000
Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 authorized; none issued and outstanding as of January 31, 2022 and July 31, 2021	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 250,524,200 shares issued and outstanding as of January 31, 2022 and July 31, 2021 respectively	25,052	25,052
Additional paid in capital	5,891,439	5,891,439
Accumulated deficit	(4,309,793)	(4,334,370)
Total stockholders' equity	1,606,698	1,582,121

Total liabilities and stockholders' equity	$1,615,734	$1,668,408

(see accompanying notes are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.

Statement of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31		January 31
	2022	2021	2022	2021
		(restated)		(restated)

Revenue, net	$4,529	$6,049	$10,827	$47,942

Cost of sales
Product cost	503	1,449	1,546	21,258
Cost of sales	503	1,449	1,546	21,258

Gross profit	4,026	4,600	9,280	26,684

Operating expenses
Amortization and impairment	23,316	92,663	51,034	118,488
General and administrative expenses	39,137	14,386	75,139	40,606
Salary and payroll costs	61,152	3,220	66,734	3,220
Total operating expenses	123,605	110,269	192,908	162,314

Loss from operations	(119,579)	(105,669)	(183,627)	(135,630)

Other income (expense)
Proceeds on sale of land and buildings in excess of net book value	-	-	198,204	-
Payroll and other grants forgiven	-	10,000	10,000	10,000
Total other income	-	10,000	208,204	10,000

Income (Net loss) for the year	$(119,579)	$(95,669)	$24,577	$(125,630)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding
Basic and diluted	250,524,200	250,524,200	250,524,200	250,524,200

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industies, Inc.

Statements of Stockholders' Equity

For the Six and Three Months Ended January 31, 2022 and 2021

(unaudited)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balances, October 31, 2021	250,524,200	$25,052	$5,891,439	$(4,190,214)	$1,726,277
Income for the three months	-	-	-	(119,579)	(119,579)
Balances, January 31, 2022	250,524,200	$25,052	$5,891,439	$(4,309,793)	$1,606,698

Balance, July 31, 2021	250,524,200	$25,052	$5,891,439	$(4,334,370)	$1,582,121
Net income for the six months	-	-	-	24,577	24,577
Balances, January 31, 2022	250,524,200	$25,052	$5,891,439	$(4,309,793)	$1,606,698

Balances, July 31, 2020	23,002,043	$2,300	$599,384	$(660,510)	$(58,826)
Merger adjustments	-	-	5,259,807	(3,541,048)	1,718,759
Common shares returned to treasury	(22,477,843)	(2,248)	2,248	-	-
Common shares issued to Mace shareholders	250,000,000	25,000	-	-	25,000
Loss for the six months	-	-	-	(125,630)	(125,630)
Balances, January 31, 2021	250,524,200	$25,052	$5,861,439	$(4,327,188)	$1,559,303

Balances, October 31, 2020	250,524,200	$25,052	$5,861,439	$(4,231,519)	$1,552,121
Income for the three months	-	-	-	95,669	7,182
Balances, January 31, 2021	250,524,200	$25,052	$5,861,439	$(4,327,188)	$1,559,303

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.

Statements of Cash Flow

(unaudited)

	For the Six Months Ended
	January 31
	2022	2021
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,577	$(125,630)
Adjustments to reconcile net income (loss) to net cash used in used in operating activities
Gain on asset disposal	437,776	-
Common stock issued for services	-
Common stock issued to founder	-
Depreciation	46,632	-
Changes in operating assets and liabilities
Decrease in accounts receivable	2,427	5,613
Increase in inventory	(461)	(5,427)
Decrease in prepaid expenses and other current assets	5,031	980
(Decrease) increase in accounts payable and accrued expenses	(17,250)	1,676
Cash provided by (used in) operating activities	498,732	(122,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisition of equipment	-	(2,000)
Cash used to acquire patents	(7,150)	(43,450)
Cash used to acquire molds	-	(39,600)
Cash used in investing activities	(7,150)	(81,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds form SBA Payroll Protection Plan	(10,000)	-
Repayment of related party loan	(50,000)
Cash flows provided by financing activities	(60,000)	-

NET (DECREASE) INCREASE IN CASH	431,582	(41,738)
Cash at beginning of period	94,282	105,286
Cash at end of period	$525,864	$63,548

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

On September 3, 2021, through our wholly owned subsidiary Mace Merger, Corp., Mace, Corporation was merged into our Company, through the issuance to each shareholders of one share of Peregrine, Industries for each four share of Mace, Corporation which they held. A total of 250,000,000 were issued. The 22,477,843 shares held, by the new management, per the above paragraph, were returned to the Company for cancelation.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited interim financial statements of Peregrine Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended July 31, 2021 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on November 18, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended July 31, 2021, filed on November 18, 2021, as reported in the Company’s Form 10K, have been omitted.

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

Cash, Land and Building

On October 28, 2021, Mace Corporation completed the sale of its land and building, located at 9171 W Flamingo Rd., Las Vegas, Nevada. Net proceeds of $632,629, resulting from the sale price of $679,000, were held in escrow and received by the Company on November 2, 2021.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Accounts receivable as of January 31, 2022, and July 31, 2021 were $23,992 and $26,420, respectively. An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Management has reviewed the current accounts receivable and has concluded that no allowance was necessary as of January 31, 2022 and July 31, 2021. Bad debts will be written off against the allowance when identified.

Inventory

As at January 31, 2022 and July 31, 2021, respectively, the Company had $784,834 and $784,374 worth of inventory, stated at the lower of cost or market, valued on an average cost basis. The inventory is reviewed at least quarterly and adjusted for and discrepancies. Managements’ evaluation was that there was no impairment required on January 31, 2022 or on July 31, 2021.

Production Molds

The building of production molds is outsourced to specialists and is recorded at the total cost to acquire each. The molds are built to specifications that include the number of parts anticipated to be produced. The cost of the mold is depreciated on a straight line basis over 5 years. Cost of repairs and maintenance will be expensed as incurred. The value of each mold is reviewed quarterly and will be impaired, when necessary, based on managements’ valuation of the molds continuing viability. Depreciation of $346,845 has been recorded through January 31, 2022. $19,852 was recorded for the three months ended January 31, 2022 compared to $13,014 for the three ended January 31, 2021

Patents

Patent costs consist of the legal fees paid to prepare, file and process the patent applications. Patents will be amortized, utilizing the straight line method, over the useful life of the patent and will be reviewed quarterly to determine if impairment is required. Research and development are not included in the cost of patents, and, are expensed as incurred. Management determined that patent assets should be impaired by $66,888 for the year ended July 31, 2021. Mace paid $7,150 patent fees during the six months ended January 31, 2022 compared to 23,438 during the same six months last year.

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

The Company classifies tax-related penalties and net interest as income tax expense. As of January 31, 2022, no income tax expense has been incurred.

NOTE 3 – GOING CONCERN:

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $4,309,793 and $4,334,370 as of January 31, 2022 and July 31, 2021 and has insufficient working capital to meet operating needs for the next twelvemonths, all of which raise substantial doubt about the Company’s ability to continue as a going concern. During the six months ended January 31, 2022, the Company recorded income of $24,577, which included profit of $198,204 derived from the sale of its building, plus $10,000 from debt forgiveness, compared to a net loss of $125,630 for the six months ended January 31, 2021. The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking appropriate action to provide the necessary capital to continue its operations. These steps include, but are not limited to: 1) implementation of new business plan 2)focus on sales to minimize the need for capital at this stage; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.

NOTE 4 – RELATED PARTY TRANSACTIONS:

On May 17, 2021, a related party loaned the Company $50,000 non-interest bearing, unsecured and without repayment terms. The loan was repaid on November 8, 2021.

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

NOTE 7 – SUBSEQUENT EVENTS:

Subsequent to January 31, 2022 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through January 31, 2022 of $4,309,793 compared to $4,334,370 on July 31, 2021. These factors raise substantial doubts about the Company’s ability to continue as a going concern.”

In addition, the Company’s development activities since inception have been financially sustained through loans from related parties.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues.

Results of Operations during the six month periods ended January 31, 2022 as compared to the six month period ended January 31, 2021.

Our management acquired control during the three months ended September 30, 2017 and had not generated any revenue previous to the merger on July 31, 2021. During the six months ended January 31, 2022, Mace generated revenue, of $10,827 from the sale of its baby products compared to $47,942 during the six months ended January 31, 2021. During the same period gross margin for the six months ended January 31, 2022 was $9,280 compared to $26,684 for the six months ended January 31, 2022. Overhead during the same six month periods was $192,908 and $159,496 respectively. The land and building occupied by the Company’s administrative offices was sold on October 30, 2021 for $679,000 resulting in a cash receipt 632,629 on November 1, 2021 and proceeds in excess of book value of $198,204.

Liquidity and Capital Resources

On January 31, 2022, we had $525,864 cash on hand, of which $632,629 resulted from the sale of the Company’s land and building and received on November 1, 2021 compared to cash on hand of $94,282 at July 31, 2021.

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

As of January 31, 2022, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at January 31, 2022. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended July 31, 2022.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2021, which could materially affect our business, financial condition or future results.

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

PEREGRINE INDUSTRIES INC.

Date: March 21, 2022	By:	/s/ Miaohong Hanson
Miaohong Hanson
Chief Executive Officer and Chairman (Principal Executive Officer)

