Form 10-Q
period 2022-04-30
PEREGRINE INDUSTRIES INC
filed 2022-06-15
CIK 1061164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

Commission file number: 0-27511

PEREGRINE INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

4525 W. Reno Avenue, Suite A5 Las Vegas, Nevada	89118
(Address of Principal Executive Offices)	(ZIP Code)

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

On April 30, 2022 the Registrant had 250,524,200 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peregrine Industries, Inc.
Balance Sheets
	April 30	July 31
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$558,690	$94,282
Accounts receivable	22,792	26,420
Inventory	784,396	784,374
Prepaid expenses and other current assets	9,797	11,232
Total current assets	1,375,675	916,307

Long term assets
Production equipment - net	8,027	18,419
Land	-	62,307
Patents - cost	259,380	244,007
Production molds - net	-	51,899
Building and building improvemts- net	-	375,469
Right of use asset	34,314	-
Total long term assets	301,721	752,100

Total assets	$1,677,396	$1,668,408

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$10,777	$26,287
Current portion of lease liability	4,575	-
Loan from related party	-	50,000
Total current liabilities	15,352	76,287

Long term liability
Lease liability	29,599	-
Total long term liabilites	29,599	-

Commitments and contingincies
SBA loan	116,700	10,000
	116,700	10,000
Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 authorized; none issued and outstanding as of April 30, 2022 and July 31, 2021
Common stock, $0.0001 par value; 500,000,000 shares authorized; 250,524,200 shares issued and outstandinga s of April 30, 2022 and July 31 2021 respectively
Additional paid in capital	5,891,439	5,891,439
Accumulated deficit	(4,400,746)	(4,334,370)
Total stockholders' equity	1,515,745	1,582,121

Total liabilities and stockholders' equity	$1,677,396	$1,668,408

(see accompanying notes are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30		April 30
	2022	2021	2022	2021
		(restated)		(restated)

Revenue, net	$2,944	$6,348	13,771	54,290

Cost of sales
Product cost	488	1,036	2,035	22,294
Cost of sales	488	1,036	2,035	22,294

Gross profit	2,456	5,312	11,736	31,996

Operating expenses
Amortization and impairment	15,659	23,981	66,693	75,581
General and administrative expenses	26,454	42,719	101,593	83,325
Salary and payroll costs	51,296	13,578	118,030	83,486
Total operating expenses	93,409	80,278	286,317	242,392

Loss from operations	(90,953)	(74,966)	(274,580)	(210,396)

Other income (expense)
Proceeds on sale of land and buildings in excess of net book value	-	-	198,204	-
Payroll and other grants forgiven	-	-	10,000	21,043
Total other income	-	-	208,204	21,043

Income (Net loss) for the year	$(90,953)	$(74,966)	(66,376)	(189,353)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted average shares outstanding
Basic and diluted	250,524,200	250,524,200	250,524,200	250,524,200

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.

Statements of Stockholders' Equity

For the Three and Nine Months Ended April 30, 2022 and 2021

(unaudited)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balances, January 31, 2022	250,524,200	$25,052	$5,891,439	$(4,309,792)	$1,606,699
Loss for the three months	-	-	-	(90,954)	(90,954)
Balances, April 30, 2022	250,524,200	25,052	$5,891,439	$(4,400,746)	$1,515,745

Balance, July 31, 2021	250,524,200	$25,052	$5,891,439	$(4,334,370)	$1,582,121
Net income for the nine months	-	-	-	(66,376)	(66,376)
Balances, April 30, 2022	250,524,200	$25,052	$5,891,439	$(4,400,746)	$1,515,745

Balances, January 31, 2021	250,524,200	$25,052	$5,861,439	$(4,306,485)	$1,580,006
Loss for the three months	-	-	-	(74,966)	(74,966)
Balances, April 30, 2021	250,524,200	$25,052	$5,861,439	$(4,381,451)	$1,505,040

Balances, July 31. 2020	23,002,043	$2,300	$599,384	$(660,510)	$(58,826)
Merger adjustments	-	-	5,259,807	(3,531,588)	1,728,219
Common shares returned to treasury	(22,477,843)	(2,248)	2,248	-	-
Common shaes issued to Mace shareholders	250,000,000	25,000	-	-	25,000
Loss for the nine months	-	-	-	(189,353)	(189,353)
Balances, April 30, 2021	250,524,200	$25,052	$5,861,439	$(4,381,451)	$1,505,040

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.

Statements of Cash Flow

(unaudited)

	For the Nine Months Ended
	April 30
	2022	2021
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(66,376)	$(189,353)
Adjustments to reconcile net income (loss) to net cash used in used in operating activities
Gain on asset disposal	437,776	-
Gain on loan forgiveness	-	79,982
Expense paid by third party	-	(99)
Depreciation	62,291	75,581
Changes in operating assets and liabilities
Decrease in accounts receivable	3,627	6,812
Increase in inventory	(22)	(4,915)
Decrease in prepaid expenses and other current assets	1,435	1,007
(Decrease) increase in accounts payable and accrued expenses	(15,510)	1,074
Operating lease liabilities	(140)	-
Cash provided by (used in) operating activities	423,081	(29,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisition of equipment	-	(2,000)
Cash used to acquire patents	(15,373)	(30,898)
Cash used to acquire molds	-	(12,000)
Cash used in investing activities	(15,373)	(44,898)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds form SBA Payroll Protection Plan	106,700	-
Repayment of related party loan	(50,000)	-
Cash flows provided by financing activities	56,700	-

NET (DECREASE) INCREASE IN CASH	464,408	(74,810)
Cash at beginning of period	94,282	105,286
Cash at end of period	$558,690	$30,476

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.

Notes to Financial Statements

For the Nine Months Ended April 30, 2022

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited interim financial statements of Peregrine Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended July 31, 2021 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on November 18, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended July 31, 2021, filed on November 18 2021, as reported in the Company’s Form 10K, have been omitted.

Peregrine Industries, Inc.

Notes to Financial Statements

For the Nine Months Ended April 30, 2022

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Accounts receivable as of April 30, 2022, and July 31, 2021 were $22,792 and $26,420 respectively. An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Management has reviewed the current accounts receivable and has concluded that no allowance was necessary as of April 30, 2022 and July 31, 2021. Bad debts will be written off against the allowance when identified.

Inventory

As at April 30, 2022 and July 31, 2021, respectively, the Company had $784,396 and $784,374 worth of inventory, stated at the lower of cost or market, valued on an average cost basis. The inventory is reviewed at least quarterly and adjusted for and discrepancies. Managements’ evaluation was that there was no impairment required on April 30, 2022 or on July 31, 2021.

Production Molds

The building of production molds is outsourced to specialists and is recorded at the total cost to acquire each. The molds are built to specifications that include the number of parts anticipated to be produced. The cost of the mold is depreciated on a straight line basis over 5 years. Cost of repairs and maintenance will be expensed as incurred. The value of each mold is reviewed quarterly and will be impaired, when necessary, based on managements’ valuation of the molds continuing viability. Depreciation of $359,040 has been recorded through April 30, 2022. $12,195 was recorded for the three months ended April 30, 2022 compared to $17,352 for the three months ended April 30, 2021.

Patents

Patent costs consist of the legal fees paid to prepare, file and process the patent applications. Patents will be amortized, utilizing the straight line method, over the useful life of the patent and will be reviewed quarterly to determine if impairment is required. Research and development are not included in the cost of patents, and, are expensed as incurred. Management determined that patent assets should be impaired by $66,888 for the year ended July 31, 2021. Mace acquired $15,373 in patent fees during the 9 months ended April 30, 2022 compared to $30,898.32 during the same 9 months last year.

Peregrine Industries, Inc.

Notes to Financial Statements

For the Nine Months Ended April 30, 2022

(unaudited)

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (“ROU”) asset on the balance sheet. The Company adopted ASU 2016-02, along with related clarifications and improvements, as of April 30, 2022.

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

The Company classifies tax-related penalties and net interest as income tax expense. As of April 30, 2022 no income tax expense has been incurred.

NOTE 3 – GOING CONCERN:

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $4,400,747 and $4,334,370 as of April 30, 2022 and July 31, 2021, respectively, and has insufficient working capital to meet operating needs for the next twelvemonths, all of which raise substantial doubt about the Company’s ability to continue as a going concern. During the 9 months ended April 30, 2022 the Company recorded a loss of $66,376, which included profit of $198,204 derived from the sale of its building, plus $10,000 from debt forgiveness, compared to a net loss of $189,353 for the 9 months ended April 30, 2021.

Peregrine Industries, Inc.

Notes to Financial Statements

For the Nine Months Ended April 30, 2022

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

NOTE 6 - COMMITMENTS AND CONTINGIES;

Leases

Prior to April 1, 2022, our office was located in 9171 W Flamingo Rd, Las Vegas. We sold the property on October 28, 2021 and subsequently signed a lease agreement for the same building for approximately 8 months from October 28, 2021 to June 30, 2022. No ASC Topic 842 was implemented under this agreement since it’s under 1 year. Effective April 1, 2022, we moved to 4525 W Reno Avenue, Las Vegas under a 24-month rental agreement covering April 1, 2022 through March 31, 2024, with an initial monthly rental rate of $1,525 in first year increasing to a monthly rate of $1,600 in second year. At April 30, 2022, in accordance with ASC Topic 842, we recognized a right of use (“ROU”) asset of $34,314 and an operating lease liability of $34,174, of which $4,575 was classified as a current liability and $29,599 as non-current liability at April 30, 2022. The lease liability is determined by discounting the future lease payments under the lease terms and applying a 5% per annum discount rate to determine the current lease liability.

U.S. Small Business Administration Loan and Agreement

On February 19, 2022 the U.S. Small Business Administration authorized a secured loan, in the amount of $116,800, to Mace Corporation.   The loan balance, bearing interest of 3.75%, with payments of $602 per month beginning 24 months after the aforementioned date, will be due and payable in 30 years.

NOTE 7 – SUBSEQUENT EVENTS:

Subsequent to April 30, 2022 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through April 30, 2022 of $4,400,747 compared to $4,334,370 on July 31, 2021. These factors raise substantial doubts about the Company’s ability to continue as a going concern.”

In addition, the Company’s development activities since inception have been financially sustained through loans from related parties.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues.

Results of Operations during the 9 month period ended April 30, 2022 as compared to the 9 month period ended April 30, 2021.

Our management acquired control during the three months ended September 30, 2017 and had not generated any revenue previous to the merger on October 31, 2021. During the nine months ended April 30, 2022, Mace generated revenue, of $13,771 from the sale of its baby products compared to $54,290 during the nine months ended April 30, 2021. During the same period gross margin for the nine months ended April 30, 2022 was $11,736 compared to $31,996 for the nine months ended April 30, 2021. Overhead during the same nine month periods was $274,580 and $210,396 respectively. The land and building occupied by the Companies administrative offices was sold on October 30, 2021 for $679,000 resulting in a cash receipt $632,629 on November 1, 2021 and a profit of $198,204.

Liquidity and Capital Resources

On April 30, 2022 we had $558,690 cash on hand which included $632,629 received on November 1, 2021 as proceeds from the sale of the building, compared to cash on hand of $94,282 at July 31, 2021.

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

As of April 30, 2022 the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at April 30, 2022. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended July 31, 2022.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2021 which could materially affect our business, financial condition or future results.

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

Exh. No.	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PEREGRINE INDUSTRIES INC.

By:	/s/ Miaohong Hanson
Miaohong Hanson
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: June 14, 2022

