Form 10-K
period 2022-07-31
PEREGRINE INDUSTRIES INC
filed 2022-10-31
CIK 1061164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2022

Commission File No.: 0-27511

Peregrine Industries Inc.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

4525 W. Reno Avenue, Ste. A5 Las Vegas, NV	89118
(Address of Principal Executive Offices)	(ZIP Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☐     No ☒

Indicate whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $2,090,594.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable eff ort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The number of shares outstanding of each of the registrant’s classes of common stock, as of October 27, 2022 is 251,024,200.

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

On September 3, 2021, through our wholly owned subsidiary Mace Merger, Corp., Mace, Corporation was merged into our Company, through the issuance to each shareholder of one share of Peregrine, Industries for each four share of Mace, Corporation which they held. A total of 250,000,000 were issued. The 22,477,843 shares held per the above paragraph were returned to the Company for cancelation.

Business Objectives of the Registrant

The Registrant, through the above merger is now carrying on the business, of Mace Corporation. Management has a business plan which it intends to pursue during the coming fiscal year. The Company is actively pursuing the Mace business model on which to concentrate. The Mace business model is in its infancy and accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which it operates. We may be affected by numerous risks inherent in the business and operations of an early stage or potential emerging growth company.

Employees

Because of the virus and minimal operations the Company, presently, has two full time and two part time employees. We currently have no employees, except for those included in the Mace, Corporation merger. The officers perform any duties necessary for corporate maintenance. Our CEO performs all duties related to the operations of this business. We also plan to utilize additional independent contractors on a part-time/as needed basis.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Registrant’s corporate office is located at 4525 W. Reno Ave., Ste, A 5, Las Vegas, NV. The office facilities consist of approximately 1,115 square feet of executive office space. The Registrant believes that the office facilities are sufficient for the foreseeable future.

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

	FISCAL YEAR ENDED JULY 31
	2022		2021
	HI	LOW	HI	LOW

October 31	$0.45	$0.45	$0.07	$0.07
January 31	0.20	0.20	0.07	0.07
April 30	0.19	0.18	0.31	0.31
July 31	0.18	0.17	0.46	0.46

(b) As of July 31, 2022, our shares of common stock were held by approximately 60 stockholders of record. The Company’s transfer agent is VStock Transfer, LLC.

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

Recent Developments

Results of Operations during the year ended July 31, 2022 as compared to the year ended July 31, 2021.

Although we have not generated any revenues during the years previous to the Mace merger, Mace Corporation did generate $22,723 and $61,054 sales revenue during the years ended July 31, 2022 and 2021 respectively. Operating losses for the years ended July 31, 2022 and 2021 were $307,903 and $256,276 respectively previous to excess building sale proceeds of $198,204 for the year ended July 31, 2022 and forgiveness of Payroll Protection Plans advances of $156,043, less impairment of patents in the amount of $66,888 for the year ended July 31, 2021.

Liquidity and Capital Resources

On July 31, 2022 and July 31, 2021 we had $572,913 and $94,382 cash on hand. For the year ended July 31, 2022 we provided $390,714 cash, primarily from the sale of the Company owned building, compared to using $122,287 for operating activities for the year ended July 31, 2021. We used $18,724 to acquire patents during the year ended July 31, 2022 compared to $46,699, for patents and molds, during the year ended July 31, 2021. During the year ended July 31, 2022 we received $50,000 from the sale of common shares, $106,700 from SBA loans and repaid a $50,000 related party loan. During the year ended July 31, 2021, we received $50,000 from the sale of common shares plus $109,982 from Payroll Protection and other grants.

As of July 31, 2022 the Company has sufficient cash to satisfy its cash requirements for the next 12 months. If additional cash is required, through borrowings from its majority shareholders or a related party, management believes it can satisfy its cash requirements by obtaining financing from its controlling shareholders.

Off-Balance Sheet Arrangements

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditor has issued a qualified audit opinions for the years ended July 31, 2022 and 2021, with an explanatory paragraph on going concern.

As of July 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of July 31, 2022 and 2021, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended July 31, 2022 and 2021, and are included elsewhere in this 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Peregrine Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peregrine Industries, Inc. as of July 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2020

Lakewood, CO

October 31, 2022

Peregrine Industries, Inc.

Balance Sheets

	July 31	July 31
	2022	2021

Assets
Current assets
Cash and cash equivalents	$572,972	$94,282
Accounts receivable	22,654	26,420
Inventory	784,294	784,374
Prepaid expenses and other current assets	13,181	11,232
Total current assets	1,393,101	916,307

Long term assets
Production equipment - net	4,563	18,419
Land	-	62,307
Patents - cost	262,731	244,007
Production molds - net	-	51,899
Building and building improvemts- net	-	375,469
Right of use asset	30,023	-
Total long term assets	297,317	752,100

Total assets	$1,690,419	$1,668,408

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$11,122	$26,287
Current portion of lease liability	19,113	-
Loan from related party	-	50,000
Total current liabilities	30,235	76,287

Long term liability
Lease liability	11,061	-
Total long term liabilites	11,061	-

Commitments and contingincies
SBA loan	116,700	10,000
	116,700	10,000
Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 authorized; none issued and outstanding as of July 31, 2022 and July 31, 2021	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 251,024,200 shares issued and outstanding as of July 31 2022 and 250,524,000 as of July 31, 2021	25,102	25,052
Additional paid in capital	5,941,389	5,891,439
Accumulated deficit	(4,434,068)	(4,334,370)
Total stockholders' equity	1,532,423	1,582,121

Total liabilities and stockholders' equity	$1,690,419	$1,668,408

(See accompanying notes which are an integral part of these audited financial statements)

Peregrine Industries, Inc.

Statement of Operations

	For the Years Ended
	July 31
	2022	2021

Revenue, net	$22,723	$61,054
	22,723	61,054

Cost of sales
Product cost	7,465	29,012
Cost of sales	7,465	29,012

Gross profit	15,257	32,042

Operating expenses
Amortization and impairment	70,157	103,299
General and administrative expenses	114,295	77,060
Salary and payroll costs	138,708	107,960
Total operating expenses	323,159	288,318

Loss from operations	(307,902)	(256,276)

Other income (expense)
Proceeds on sale of land and buildings in excess of net book value	198,204	-
Patent impairment	-	(66,888)
Payroll and other grants forgiven	10,000	182,702
Total other income	208,204	115,815

Income (Net loss) for the year	$(99,698)	(140,462)
Basic and diluted income (loss) per share	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic and diluted	250,606,392	250,524,200

(see accompanying notes which are an integral part of these audited financial statements)

Peregrine Industies, Inc.

Statements of Stockholders' Equity

For the Years Ended July 31 2022 and 2021

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balance, July 31, 2021	250,524,200	$25,052	$5,891,439	$(4,334,370)	$1,582,121
Common shares issued for cash	500,000	50	49,950	-	50,000
Loss for the year ended July 31, 2022	-	-	-	(99,698)	(99,698)
Balances, July 31, 2022	251,024,200	25,102	$5,941,389	$(4,434,068)	$1,532,423

Balances, July 31, 2020	250,524,200	$25,052	$5,861,439	$(4,193,908)	$1,692,583
Common shares issued for cash			30,000		30,000
Loss for the year ended July 31, 2021	-	-	-	(140,462)	(140,462)
Balances, July 31, 2021	250,524,200	$25,052	$5,891,439	$(4,334,370)	$1,582,121

(see accompanying notes which are an integral part of these audited financial statements)

Peregrine Industries, Inc.

Statements of Cash Flow

(audited)

	For the Years Ended
	July 31
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(99,698)	$(140,462)
Adjustments to reconcile net income (loss) to net cash used in used in operating activities
Payroll protection plan forgiven	-	(156,043)
Gain on asset disposat	437,776	-
Depreciation	65,755	103,299
Impairment of patents	-	66,888
Changes in operating assets and liabilities
Increase in related party receivable	-	8,385
Decrease in accounts receivable	3,766
Decrease in inventory	80	1,126
(Decrease) increase in prepaid expenses and other current assets	(1,949)	1,007
(Decrease) increase in accounts payable and accrued expenses	(15,166)	(6,487)
Operating lease liabilities	151	-
Cash provided by (used in) operating activities	390,714	(122,287)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisition of equipmet	-	(2,000)
Cash used to acquire patents	(18,724)	(34,699)
Cash used to acquire molds	-	(12,000)
Cash used in investing activities	(18,724)	(48,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds form SBA Payroll Protection Plan	106,700	30,000
Proceeds form Payroll Protection Plan	-	79,982
Sale of common shares	50,000	50,000
Repayment of related party loan	(50,000)	-
Cash flows provided by financing activities	106,700	159,982

NET (DECREASE) INCREASE IN CASH	478,690	(11,004)
Cash at beginning of period	94,282	105,286
Cash at end of period	$572,972	$94,282

(see accompanying notes which are an integral part of these audited financial statements)

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Year Ended July 31, 2022

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

On September 3, 2022 documentation was completed to effect, through our wholly owned subsidiary Mace Merger, Corp., Mace, Corporation the merger, as of July 31, 2021, into our Company, through the issuance to each shareholders of one share of Peregrine, Industries for each four share of Mace, Corporation which they held. A total of 250,000,000 were issued. The 22,477,843 shares held per the above paragraph were returned to the Company for cancelation.

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

Earnings (loss) per share:

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of July 31, 2022 and 2021.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Accounts receivable as of July 31, 2022, and July 31, 2021 were $22,654 and $26,420 respectively. An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Management has reviewed the current accounts receivable and has concluded that no allowance was necessary as of July 31, 2022 and July 31, 2021.  Bad debts will be written off against the allowance when identified.

Inventory

As at July 31, 2022 and 2021, respectively, the Company had $784,294 and $784,374 worth of inventory, stated at the lower of cost or market, valued on an average cost basis. The inventory is reviewed at least quarterly and adjusted for and discrepancies. Managements’ evaluation was that there was no impairment required on July 31, 2022 or on July 31, 2021.

Related Party Transactions

We consider all directors, officers and those who own more than 5% shares to be related parties and record any transactions between them and the Company to be related party transactions and disclose such transactions on notes to the financial statements.

Prepaid Expenses and Product Deposits

Prepaid expenses, totaling $13,181 and $11,232 at July 31, 2022 and 2021 respectively consist of cash paid in advance for services to be provided. The Company outsources all of the manufacturing processes and has paid deposits, to its manufacturers. At July 31, 2022 and 2021, there were no outstanding deposits. Service provider prepayments are amortized over the useful life of the service.

Property and Equipment

Property and equipment consists primarily of office furniture and equipment stated at original cost less accumulated depreciation. Depreciation is calculated using the straight line method based on the estimated useful life of the underlying asset, generally three to five years. Expenditures for repairs and maintenance are expensed as incurred.

Production Molds

The building of production molds is outsourced to specialists and is recorded at the total cost to acquire each. The molds are built to specifications that include the number of parts anticipated to be produced. The cost of the mold is depreciated on a straight line basis over 5 years. Cost of repairs and maintenance will be expensed as incurred. The value of each mold is reviewed quarterly and will be impaired, when necessary, based on managements’ valuation of the molds continuing viability. Recorded depreciation, through July 31, 2022, of $359,040, of which $51,900 was recorded for the year ended July 31, 2022, fully depreciated the total mold cost.

Patents

Patent costs consist of the legal fees paid to prepare, file and process the patent applications. Patents will be amortized, utilizing the straight line method, over the useful life of the patent and will be reviewed quarterly to determine if impairment is required. Research and development are not included in the cost of patents, and, are expensed as incurred. Management determined that patent assets should be impaired by $66,888 for the year ended July 31, 2021. Mace acquired $18,724 in patent fees during the year ended July 31, 2022.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of July 31, 2022, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of July 31, 2022 no income tax expense has been incurred.

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	Jul 31
	2022	2021

Operating loss	$3,330,105	$3,230,509

Deferred tax benefit	699,322	$678,407
Valuation allowance	(699,322)	(678,407)

Net deferred tax asset	$-	$-

Share-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718 Compensation—Stock Compensation. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50 and since 2020 ASC 718 as well. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period.

Fair Value Measurement

The Company adopted FASB ASC 820 – Fair Value Measurement and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of July 31, 2022.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through the date of this report and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – GOING CONCERN:

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $4,434,069 and $4,334,370 as of July 31, 2022 and July 31, 2021, respectively, and has insufficient working capital to meet operating needs for the next twelve months, all of which raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended July 31, 2022 the Company recorded a loss of $99,698, which included profit of $198,204 derived from the sale of its building, plus $10,000 from debt forgiveness, compared to a net loss of $140,462 for the year ended July 31, 2021, which include impairment of patents of $66,888 and loan forgiveness of $182,702.

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

On June 1, 2022, the Company sold 500,000 of its common restricted shares, for $50,000 cash, or $0.10 per share.

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

NOTE 6 - COMMITMENTS AND CONTINGENCIES;

Leases

Prior to April 1, 2022, our office was located in 9171 W Flamingo Rd, Las Vegas. We sold the property on October 28, 2021 and subsequently signed a lease agreement for the same building for approximately 8 months from October 28, 2021 to June 30, 2022. No ASC Topic 842 was implemented under this agreement since it’s under 1 year. Effective April 1, 2022, we moved to 4525 W Reno Avenue, Las Vegas under a 24-month rental agreement covering April 1, 2022 through March 31, 2024, with an initial monthly rental rate of $1,525 in first year increasing to a monthly rate of $1,600 in second year. At July31, 2022, in accordance with ASC Topic 842, we recognized a right of use (“ROU”) asset of $30,023 and an operating lease liability of $30,174, of which $19,113 was classified as a current liability and $11,061 as non-current liability at July 31, 2022. The lease liability is determined by discounting the future lease payments under the lease terms and applying a 5% per annum discount rate to determine the current lease liability.

Supplemental balance sheet information related to operating leases is as follows:

July 31, 2022

Right-of-use assets	$30,023
Total	$30,023

Operating lease liabilities, current	$19,113
Operating lease liabilities, non-current	$11,061
Total operating lease liabilities	$30,174

Operating lease cost	$4,290
Total lease cost	$4,290

Weighted average discount rate	5.00%
Weighted average remaining lease terms (years)	1.7

Future minimum lease payment 12 months ending July 31

2023	18,600
2024	12,800
2025	-
Total	31,400
Input interest	(1,226)
Total lease liabilities	30,174

U.S. Small Business Administration Loan and Agreement

On February 19, 2022 the U.S. Small Business Administration authorized a secured loan, in the amount of $116,700, to Mace Corporation.   The loan balance, bearing interest of 3.75%, with payments of $602 per month beginning 24 months after the aforementioned date, will be due and payable in 30 years.

NOTE 7 – SUBSEQUENT EVENTS:

Subsequent to July 31, 2022 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of July 31, 2022 our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of July 31, 2022. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of July 31, 2022, our internal control over financial reporting was ineffective.

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

Changes in Internal Control over Financial Reporting

During the year ended July 31, 2022 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each:

Miaohong Hanson	Age 57	President and Chief Executive Officer
Dong Hai Shi	Age 58	Executive Vice President
Lili Fan	Age 33	Secretary
Ronaldo Panida	Age 60	Director/CFO
Daniel Slater	Age 29	Director
Jeff Rorick	Age 65	Director

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

Lili Fan, CFO Secretary. Lili Fan, age 33, Lili Fan has served as Secretary and Treasurer of Mace Corporation from October 2017 to the present, and has served as Executive Assistant/Office Manager from April 2016 to October 2017. She is a detail-oriented professional who has been consistently praised as efficient by coworkers and management. Over the course of her 10-year career, she has developed a skill set directly relevant to the officer role, including executive support, operations management, and customer service. She has consistently demonstrated communication, teamwork, and management abilities in every aspect of her role at Mace Corporation. She was International Sales Manager/Raw Materials Purchaser of Zhe Jiang Wei Hao Inkjet Technology Co.; Ltd from 2014 to 2016. She is a fluent speaker, reader, and writer of English, Mandarin, and Cantonese. She graduated with a Bachelor of Science degree in Business Administration from W. P. Carey School of Business of Arizona State University.

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

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid, by the Company, during the fiscal periods ended July 31, 2022 and 2021. The Registrant has no employment agreement with its Directors.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of July 31, 2022. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner		Common Stock Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned (1)

Dong Hai Shi	executive vice president, director	72,227,414	28.8%
Miaohong Hanson	president, c.e.o., director	23,750,000	9.5%
Ronaldo Panida	Director,cfo	1,266,500	%
Lili Fan	secretary,	3,295,000	.1%
all directors and officers as a group		100,538,914	40%

Edgardo Clores		19,823,182	7.9%
all directors, officers and 5% shareholders as a group		120,362,096	47.9%

(1)	Applicable percentage ownership is based on 251,024,200 shares of common stock outstanding as of July 31, 2022.

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

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by BF Borgers CPA PC for the audit of the Registrant’s annual financial statements, for the years ended July31, 2022 and July 31, 2021, respectively, and fees billed for other services rendered by B F Borgers CPA PC.

Year Ended
	July 31, 2022	July 31, 2021
Audit fees (1)	$32,500	25,350
Audit-related fees (2)	—	—
All other fees	—	—

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

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

PEREGRINE INDUSTRIES INC.

Date: October 31, 2022	By:	/s/ Miahong Hanson
Miahong Hanson
President and Chief Executive Officer

