Form 10-Q
period 2022-10-31
PEREGRINE INDUSTRIES INC
filed 2022-12-08
CIK 1061164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

On October 31, 2022 the Registrant had 251,024,200 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets
(unaudited)
	October 31	July 31
	2022	2022

Assets
Current assets
Cash and cash equivalents	$531,787	$572,972
Accounts receivable	20,392	22,654
Inventory	736,375	784,294
Prepaid expenses and other current assets	4,464	13,181
Total current assets	1,293,018	1,393,101

Long term assets
Production equipment - net	1,099	4,563
Patents - cost	261,706	262,731
Right of use asset	25,842	30,023
Total long term assets	288,647	297,317

Total assets	$1,581,665	$1,690,419

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$25,783	$11,122
Current portion of lease liability	16,750	19,113
Total current liabilities	42,533	30,235

Long term liability
Lease liability	8,931	11,061
Total long term liabilites	8,931	11,061

Commitments and contingincies
SBA loan	116,700	116,700
	116,700	116,700
Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of October 31, 2022 and July 31, 2022	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 251,024,200
shares issued and outstanding as of October 31, 2022 and July 31, 2022	25,102	25,102
Additional paid in capital	5,941,389	5,941,389
Accumulated deficit	(4,552,989)	(4,434,068)
Total stockholders' equity	1,413,502	1,532,423

Total liabilities and stockholders' equity	$1,581,665	$1,690,419

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statement of Operations
(unaudited)
	For the Three Months Ended
	October 31
	2022	2021

Revenue, net	$3,953	$6,298
	3,953	6,298
Cost of sales
Product cost
Cost of sales	877	1,043
	877	1,043

Gross profit	3,075	5,255

Operating expenses
Amortization and inventory impairment	47,356	27,718
General and administrative expenses	52,229	36,002
Salary and payroll costs	18,685	5,582
Total operating expenses	118,271	69,302

Loss from operations	(115,196)	(64,047)

Other income (expense)
Patent impairment	3,725	-
Payroll and other grants forgiven	-	208,204
Total other income	3,725	208,204

(Net loss) income for the year	$(118,921)	$144,157

Basic and diluted income (loss) per share	$(0.00)	$0.00

Weighted average shares outstanding
Basic and diluted	250,606,392	250,524,200

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statements of Stockholders' Equity
For the Three Months Ended October 31 2022 and 2021
(unaudited)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balance, July 31, 2021	250,524,200	$25,052	$5,891,439	$(4,334,370)	$1,582,121
Income for the three months	-	-	-	144,157	144,157
Balances, October 31, 2021	250,524,200	$25,052	$5,891,439	$(4,190,213)	$1,726,278

Balances, July 31, 2022	251,024,200	$25,102	$5,941,389	$(4,434,068)	$1,532,423
Loss for the three months	-	-	-	(118,921)	(118,921)
Balances, October 31, 2022	251,024,200	$25,102	$5,941,389	$(4,552,989)	$1,413,502

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statements of Cash Flow
(unaudited)
	For the Three Months Ended
	October 31
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(118,921)	$144,156
Adjustments to reconcile net income (loss) to net cash used in used in operating activities
Inventory impairment	47,356	39
Impairment of patents	3,725	-
Gain on asset disposal	-	(194,853)
Depreciation	3,464	23,316
Changes in operating assets and liabilities

Decrease in inventory	563	-
Decrease in accounts receivable	2,261	1,227
(Decrease) increase in prepaid expenses and other current assets	8,717	7,059
(Decrease) increase in accounts payable and accrued expenses	14,662	(2,584)
Operating lease liabilities	(312)	-
Cash provided by (used in) operating activities	(38,484)	(21,640)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used to acquire patents	(2,700)	(2,600)
Cash used in investing activities	(2,700)	(2,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds form SBA Payroll Protection Plan	-	(10,000)
Cash flows provided by financing activities	-	(10,000)

NET (DECREASE) INCREASE IN CASH	(41,184)	(34,240)
Cash at beginning of period	572,972	94,282
Cash at end of period	$531,787	$60,041

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited interim financial statements of Peregrine Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended July 31, 2022 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on October 31, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended July 31, 2022, filed on October 31, 2022, as reported in the Company’s Form 10K, have been omitted.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Accounts receivable as of October 31, 2022, and July 31, 2022 were $20,392 and $22,654, respectively. An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Management has reviewed the current accounts receivable and has concluded that no allowance was necessary as of October 31, 2022 and July 31, 2022. Bad debts will be written off against the allowance when identified.

Inventory

As at October 31, 2022 and July 31, 2022, respectively, the Company had $736,375 and $784,294 worth of inventory, stated at the lower of cost or market, valued on an average cost basis. The inventory is reviewed at least quarterly and adjusted for and discrepancies. Managements’ evaluation was that $47,356 needed to be fully impaired on October 31, 2022 and no impairment was required on July 31, 2022.

Production Molds

The building of production molds is outsourced to specialists and is recorded at the total cost to acquire each. The molds are built to specifications that include the number of parts anticipated to be produced. The cost of the mold is depreciated on a straight line basis over 5 years. Cost of repairs and maintenance will be expensed as incurred. The value of each mold is reviewed quarterly and will be impaired, when necessary, based on managements’ valuation of the molds continuing viability. Depreciation of $359,040 has been recorded through October 31, 2022. The molds were totally depreciated so no depreciation was recorded for the three months ended October 31, 2022 compared to $19,852 for the three months ended October 31, 2021.

Patents

Patent costs consist of the legal fees paid to prepare, file and process the patent applications. Patents will be amortized, utilizing the straight line method, over the useful life of the patent and will be reviewed quarterly to determine if impairment is required. Research and development costs are not included in the cost of patents, and, are expensed as incurred. Mace paid $2,700 new patent fees during the three months ended October 31, 2022 and determined that $3,725 be impaired compared to $2,600, new patent fees paid during the same three months last year.

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

The Company classifies tax-related penalties and net interest as income tax expense. As of October 31, 2022, no income tax expense has been incurred.

NOTE 3 – GOING CONCERN:

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $4,552,989 and $4,434,068 as of October 31, and July 31, 2022, respectively. During the three months ended October 31, 2022, the Company recorded a loss of $ 118,921, which included an inventory valuation write down of $47,356, compared to a profit for the three months ended October 31, 2021 of $144,157 which included profit of $198,204 derived from the sale of its building, plus $10,000 from debt forgiveness.

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

NOTE 6 – COMMITMENTS AND CONTINGINCIES

Leases

Prior to April 1, 2022, our office was located in 9171 W Flamingo Rd, Las Vegas. We sold the property on October 28, 2021 and subsequently signed a lease agreement for the same building for approximately 8 months from October 28, 2021 to June 30, 2022. No ASC Topic 842 was implemented under this agreement since it’s under 1 year. Effective April 1, 2022, we moved to 4525 W Reno Avenue, Las Vegas under a 24-month rental agreement covering April 1, 2022 through March 31, 2024, with an initial monthly rental rate of $1,525 in first year increasing to a monthly rate of $1,600 in second year. At October 31, 2022, in accordance with ASC Topic 842, we recognized a right of use (“ROU”) asset of $25,842and an operating lease liability of $25,681, of which $16,750 was classified as a current liability and $8,931 as non-current liability.. The lease liability is determined by discounting the future lease payments under the lease terms and applying a 5% per annum discount rate to determine the current lease liability.

U.S. Small Business Administration Loan and Agreement

On February 19, 2022 the U.S. Small Business Administration authorized a secured loan, in the amount of $116,800, to Mace Corporation. The loan balance, bearing interest of 3.75%, with payments of $602 per month beginning 24 months after the aforementioned date, will be due and payable in 30 years.

NOTE 7 – SUBSEQUENT EVENTS:

Subsequent to October 31, 2022 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through October 31, 2022 of $4,552,989 compared to $4,434,068 on July 31, 2022.

Results of Operations during the 3 month period ended October 31, 2022 as compared to the 3 month period ended October 31, 2021.

Our management acquired control during the three months ended September 30, 2017 and had not generated any revenue previous to the merger on October 31, 2021. During the three months ended October 31, 2022, Mace generated revenue, of $3,953 from the sale of its baby products compared to $6,298 during the three months ended October 31, 2021. During the same period gross margin for the three months ended October 31, 2022 was $3,075 compared to $5,255 for the three months ended October 31, 2021. Overhead during the same three month period was $118,271, which included an inventory impairment of $47,356, and $69,302 respectively. The land and building occupied by the Companies administrative offices was sold on October 30, 2021 for $679,000 resulting in a cash receipt $632,629 on November 1, 2021 and a profit of $198,204.

Liquidity and Capital Resources

On October 31, 2022 we had $531,787 cash on hand, compared to cash on hand of $572,972 at July 31, 2022, both of which included $632,629 received on November 1, 2021 as proceeds from the sale of the building, .

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of October 31, 2022 the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at October 31, 2022. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended July 31, 2023.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2022 which could materially affect our business, financial condition or future results.

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

Exh. No.	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PEREGRINE INDUSTRIES INC.

By:	/s/ Miaohong Hanson
Miaohong Hanson
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: December 7, 2022

