Form 10-Q
period 2023-01-31
PEREGRINE INDUSTRIES INC
filed 2023-03-16
CIK 1061164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

On January 31, 2023 the Registrant had 251,024,200 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peregrine Industries, Inc.
Balance Sheets
(unaudited)
	January 31	July 31
	2023	2022

Assets
Current assets
Cash and cash equivalents	$478,144	$572,972
Accounts receivable	19,384	22,654
Inventory	736,004	784,294
Prepaid expenses and other current assets	8,485	13,181
Total current assets	1,242,018	1,393,101

Long term assets
Production equipment - net	-	4,563
Patents - cost	265,821	262,731
Right of use asset	19,779	30,023
Total long term assets	285,600	297,317

Total assets	$1,527,618	$1,690,419

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$10,390	$11,122
Current portion of lease liability	19,050	19,113
Total current liabilities	29,440	30,235

Long term liability
Lease liability	2,609	11,061
Total long term liabilities	2,609	11,061

Commitments and contingencies
SBA loan	116,700	116,700
	116,700	116,700
Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 authorized; none issued and outstanding as of January 31, 2023 and July 31, 2022		-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 252,024,200 shares issued and outstanding as of January 31, 2023 and 251,024,221 as of July 31, 2022	25,202	25,102
Additional paid in capital	5,951,289	5,941,389
Accumulated deficit	(4,597,622)	(4,434,068)
Total stockholders' equity	1,378,869	1,532,423

Total liabilities and stockholders' equity	$1,527,618	$1,690,419

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31		January 31
	2023	2022	2023	2022

Revenue, net	$4,124	$4,529	$8,077	$10,827
	4,124	4,529	8,077	10,827
Cost of sales
Product cost	453	503	1,330	1,546
Cost of sales	453	503	1,330	1,546

Gross profit	3,672	4,026	6,747	9,280

Operating expenses
Amortization and inventory impairment	4,563	23,316	51,919	51,034
General and administrative expenses	24,232	39,137	76,462	75,139
Salary and payroll costs	19,509	61,152	38,195	66,734
Total operating expenses	48,304	123,605	166,575	192,908

Loss from operations	(44,633)	(119,579)	(159,828)	(183,627)

Other income (expense)
Proceeds on sale of land and buildings in excess of net book value	-	-	-	198,204
Patent impairment	-	-	(3,725)	-
Payroll and other grants forgiven	-	-	-	10,000
Total other income	-	-	(3,725)	208,204

(Net loss) income for the year	$(44,633)	$(119,579)	$(163,553)	$24,577

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding
Basic and diluted	251,480,722	250,524,200	251,252,461	250,524,200

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statements of Stockholders' Equity
For the Six and Three Months Ended January 2023 and 2022
(unaudited)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balances, July 31. 2022	251,024,200	$25,102	$5,941,389	$(4,434,068)	$1,532,423
Common shares issued for cash	1,000,000	100	9,900	-	10,000
Loss for the Six months	-	-	-	(163,553)	(163,553)
Balances, January 31, 2023	252,024,200	$25,202	$5,951,289	$(4,597,622)	$1,378,869

Balances, October 31, 2022	251,024,200	$25,102	$5,941,389	$(4,552,989)	$1,413,502
Common shares issued for cash	1,000,000	100	9,900	-	10,000
Loss for the three months	-	-	-	(44,633)	(44,633)
Balances, January 31, 2023	252,024,200	$25,202	$5,951,289	$(4,597,622)	$1,378,869

Balances, July 31, 2021	250,524,200	$25,052	$5,891,439	$(4,334,370)	$1,582,121
Income for the six months	-	-	-	24,577	24,577
Balances, January 31, 2022	250,524,200	$25,052	$5,891,439	$(4,309,793)	$1,606,698

Balances, October 31, 2021	250,524,200	$25,052	$5,891,439	$(4,190,214)	$1,726,277
Loss for the three months	-	-	-	(119,579)	(119,579)
Balances, January 31, 2022	250,524,200	$25,052	$5,891,439	$(4,309,793)	$1,606,698

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statements of Cash Flow
(unaudited)
	For the Six Months Ended
	January 31
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(163,553)	24,577
Adjustments to reconcile net income (loss) to
Inventory impairment	47,356	-
Impairment of patents	3,725	-
net cash used in used in operating activities
Gain on asset disposal	-	437,776
Depreciation	4,563	46,632
Changes in operating assets and liabilities
Decrease (increase) in inventory	933	(461)
Decrease in accounts receivable	3,269	2,427
(Decrease) increase in prepaid expenses and other current assets	4,696	5,031
(Decrease) increase in accounts payable and accrued expenses	(731)	(17,250)
Operating lease liabilities	1,729
Cash provided by (used in) operating activities	(98,013)	498,732

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire patents	(6,815)	(7,150)
Cash used in investing activities	(6,815)	(7,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares for cash	10,000	-
Proceeds form SBA Payroll Protection Plan	-	(10,000)
Repayment of related party loan	-	(50,000)
Cash flows provided by financing activities	10,000	(60,000)

NET (DECREASE) INCREASE IN CASH	(94,828)	431,582
Cash at beginning of period	572,972	94,282
Cash at end of period	$478,144	525,864

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.

Notes to Financial Statements

For the Six Months Ended January 31, 2023

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

Peregrine Industries, Inc.

Notes to Financial Statements

For the Six Months Ended January 31, 2023

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Accounts receivable as of January 31, 2023, and July 31, 2022 were $19,384 and $22,654, respectively. An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Management has reviewed the current accounts receivable and has concluded that no allowance was necessary as of January31, 2023 and July 31, 2022.  Bad debts will be written off against the allowance when identified.

Inventory

As at January 31, 2023 and July 31, 2022, respectively, the Company had $736,004 and $784,294 worth of inventory, stated at the lower of cost or market, valued on an average cost basis. The inventory is reviewed at least quarterly and adjusted for discrepancies and value. Managements’ evaluation was that impairment of $47,356 was required on October 31, 2022.  No additional impairment was required for the quarter ended January 31, 2023 nor on July 31, 2022.

Production Molds

The building of production molds is outsourced to specialists and is recorded at the total cost to acquire each. The molds are built to specifications that include the number of parts anticipated to be produced. The cost of the mold is depreciated on a straight line basis over 5 years. Cost of repairs and maintenance will be expensed as incurred. The value of each mold is reviewed quarterly and will be impaired, when necessary, based on managements’ valuation of the molds continuing viability. Depreciation of $359,040 has been recorded through January 31, 2023. Because the molds were totally depreciated no depreciation was recorded for the six months ended January 31, 2023 compared to $39,705 for the six months ended January 31, 2022.

Patents

Patent costs consist of the legal fees paid to prepare, file and process the patent applications. Patents will be amortized, utilizing the straight line method, over the useful life of the patent and will be reviewed quarterly to determine if impairment is required. Research and development costs are not included in the cost of patents, and, are expensed as incurred.  Our company paid $3,090 new patent fees during the six months ended January 31, 2023 compared to $7,149 during the same six months last year.  During the six months ended January 31, 2023, the Company reviewed and fully impaired patents with an original cost of $3,725.

Peregrine Industries, Inc.

Notes to Financial Statements

For the Six Months Ended January 31, 2023

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

The Company classifies tax-related penalties and net interest as income tax expense. As of January 31, 2023, no income tax expense has been incurred.

NOTE 3 – GOING CONCERN:

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $4,597,622 and $4,434,068 as of January 31, 2023, and July 31, 2022, respectively. During the six months ended January 31, 2023, the Company recorded a loss of $163,553, which included an inventory valuation write down of $47,356, compared to a profit for the six months ended January 31, 2022 of $24,577 which included profit of $198,204 derived from the sale of its building, plus $10,000 from debt forgiveness.

Peregrine Industries, Inc.

Notes to Financial Statements

For the Six Months Ended January 31, 2023

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

During December 2022, the Company sold 1,000,000 of its common restricted shares, for $10,000 cash, or $0.01 per share.

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

Peregrine Industries, Inc.

Notes to Financial Statements

For the Six Months Ended January 31, 2023

NOTE 6 – COMMITMENTS AND CONTINGIES

Leases

Prior to April 1, 2022, our office was located in 9171 W Flamingo Rd, Las Vegas. We sold the property on October 28, 2021 and subsequently signed a lease agreement for the same building for approximately 8 months from October 28, 2021 to June 30, 2022.  No ASC Topic 842 was implemented under this agreement since it’s under 1 year. Effective April 1, 2022, we moved to 4525 W Reno Avenue, Las Vegas under a 24-month rental agreement covering April 1, 2022 through March 31, 2024, with an initial monthly rental rate of $1,525 in first year increasing to a monthly rate of $1,600 in second year. At January 31, 2023, in accordance with ASC Topic 842, we recognized a right of use (“ROU”) asset of $19,779 and an operating lease liability of $21,659, of which $19,050 was classified as a current liability and $2,609 as non-current liability.. The lease liability is determined by discounting the future lease payments under the lease terms and applying a 5% per annum discount rate to determine the current lease liability.

U.S. Small Business Administration Loan and Agreement

On February 19, 2022 the U.S. Small Business Administration authorized a secured loan, in the amount of $116,700, to Mace Corporation. The loan balance, bearing interest of 3.75%, with payments of $602 per month beginning 24 months after the aforementioned date, will be due and payable in 30 years.

NOTE 7 – SUBSEQUENT EVENTS:

Subsequent to March 7, 2023 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through January 31, 2023 of $4,597,622 compared to $4,434,068 on July 31, 2022.

Results of Operations during the 6 month period ended January 31, 2023 as compared to the 6 month period ended January 31, 2022.

Our management acquired control during the three months ended September 30, 2017 and had not generated any revenue previous to the merger on October 31, 2021. During the six months ended January 31, 2023, Mace generated revenue, of $8,077 from the sale of its baby products compared to $10,827 during the six months ended January 31, 2022. During the same period gross margin for the six months ended January 31, 2023 was $6,747 compared to $9,280 for the six months ended January 31, 2022. Overhead during the same six month period was $166,575, which included an inventory impairment of $47,356, compared to $192,808 for the previous year’s six months. The land and building occupied by the Companies administrative offices was sold on October 30, 2021 for $679,000 resulting in a cash receipt $632,629 on November 1, 2021 and a profit of $198,204.

Liquidity and Capital Resources

On January 31, 2023 we had $478,144 cash on hand, compared to cash on hand of $572,972 at July 31, 2022, both of which included $632,629 received on November 1, 2021 as proceeds from the sale of the building.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of January 31, 2023 the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at January 31, 2023. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended July 31, 2023.

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

Exh. No.	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PEREGRINE INDUSTRIES INC.

By:	/s/ Miaohong Hanson
Miaohong Hanson
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: March 15, 2023

