Form 10-Q
period 2023-04-30
PEREGRINE INDUSTRIES INC
filed 2023-06-09
CIK 1061164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

Commission file number:0-27511

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2).   ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

On April 30, 2023 the Registrant, PGID, had 252,024,200 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

Peregrine Industries, Inc.
Balance Sheets
(unaudited)
	April 30	July 31
	2023	2022

Assets
Current assets
Cash and cash equivalents	$438,898	$572,972
Accounts receivable	17,992	22,654
Inventory	601,689	784,294
Prepaid expenses and other current assets	7,128	13,181
Total current assets	1,065,707	1,393,101

Long term assets
Production equipment - net	-	4,563
Patents - cost	260,644	262,731
Right of use asset	16,824	30,023
Total long term assets	277,468	297,317

Total assets	$1,343,175	$1,690,419

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$11,327	$11,122
Current portion of lease liability	17,236	19,113
Total current liabilities	28,563	30,235

Long term liability
Lease liability	-	11,061
Total long term liabilites	-	11,061

Commitments and contingincies
SBA loan	116,700	116,700
	116,700	116,700
Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of April 30, 2023 and July 31, 2022	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 252,024,200 shares issued and outstanding as of April 30, 2023 and 251,024,221
as of July 31, 2022	25,202	25,102
Additional paid in capital	5,951,289	5,941,389
Accumulated deficit	(4,778,578)	(4,434,068)
Total stockholders' equity	1,197,913	1,532,423

Total liabilities and stockholders' equity	$1,343,175	$1,690,419

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended April 30		For the Nine Months Ended April 30
	2023	2022	2023	2022

Revenue, net	$4,106	$2,944	$12,183	$13,771
	4,106	2,944	12,183	13,771
Cost of sales
Product cost	1,638	488	2,968	2,035
Cost of sales	1,638	488	2,968	2,035

Gross profit	2,467	2,456	9,214	11,736

Operating expenses
Amortization and inventory impairment	129,506	15,659	185,151	66,693
General and administrative expenses	33,320	26,454	109,781	101,593
Salary and payroll costs	20,597	51,296	58,792	118,030
Total operating expenses	183,423	93,409	353,724	286,316

Loss from operations	(180,956)	(90,953)	(344,509)	(274,580)

Other income (expense)
Proceeds on sale of land and buildings
in exess of net book value	-	-	-	198,204
Payroll and other grants forgiven	-	-	-	10,000
Total other income	-	-	-	208,204

Net loss for the nine months	$(180,956)	$(90,953)	$(344,509)	$(66,376)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	252,024,200	250,524,200	251,504,053	250,524,200

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statements of Stockholders' Equity
For the Nine and Three Months Ended April 30, 2023 and 2022
(unaudited)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balances, July 31. 2022	251,024,200	$25,102	$5,941,389	$(4,434,068)	$1,532,423
Common shares issued for cash	1,000,000	100	9,900	-	10,000
Loss for the Nine months	-	-	-	(344,509)	(344,509)
Balances, April 30, 2023	252,024,200	$25,202	$5,951,289	$(4,778,578)	$1,197,913

Balances, January 31, 2023	252,024,200	$25,202	$5,951,289	$(4,597,622)	$1,378,869
Loss for the three months	-	-	-	(180,956)	(180,956)
Balances, April 30, 2023	252,024,200	25,202	5,951,289	(4,778,578)	1,197,913

Balances, July 31, 2021	250,524,200	$25,052	$5,891,439	$(4,334,370)	$1,582,121
Loss for the nine months	-	-	-	(66,376)	(66,376)
Balances, April 30, 2022	250,524,200	$25,052	$5,891,439	$(4,400,746)	$1,515,745

Balances, January 31, 2022	250,524,200	$25,052	$5,891,439	$(4,309,793)	$1,606,698
Loss for the three months	-	-	-	(90,953)	(90,953)
Balances, April 30, 2022	250,524,200	$25,052	$5,891,439	$(4,400,746)	$1,515,745

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statements of Cash Flow
(unaudited)
	For the Nine Months Ended
	April 30
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(344,509)	(66,376)
Adjustments to reconcile net income (loss) to
Inventory impairment	182,415
Patent impairment	13,656
net cash used in used in operating activities
Gain on asset disposal	-	437,776
Depreciation	4,562	62,291
Changes in operating assets and liabilities
Decrease (increase) in inventory	190	(22)
Decrease in accounts receivable	4,661	3,627
(Decrease) increase in prepaid expenses and other current assets	6,053	1,435
(Decrease) increase in accounts payable and accrued expenses	206	(15,510)
Operating lease liabilities	261	(140)
Cash provided by (used in) operating activities	(132,506)	423,081

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire patents	(11,568)	(15,373)
Cash used in investing activities	(11,568)	(15,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares for cash	10,000
Proceeds form SBA Payroll Protection Plan	-	106,700
Repayment of related party loan	-	(50,000)
Cash flows provided by financing activities	10,000	56,700

NET (DECREASE) INCREASE IN CASH	(134,074)	464,408
Cash at beginning of period	572,972	94,282
Cash at end of period	$438,898	558,690

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Nine Months Ended April 30, 2023

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

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Nine Months Ended April 30, 2023

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Accounts receivable as of April 30, 2023, and July 31, 2022 were $17,992 and $22,654, respectively. An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Management has reviewed the current accounts receivable and has concluded that no allowance was necessary as of April 30, 2023 and July 31, 2022. Bad debts, when identified, will be written off against the allowance..

Inventory

As at April 30, 2023 and July 31, 2022, respectively, the Company had $601,689 and $784,294 worth of inventory, stated at the lower of cost or market, valued on an average cost basis. The inventory is reviewed at least quarterly and adjusted for discrepancies. Managements’ evaluation was that impairment of $47,356 was required on October 31, 2022, and an additional $135,059 during the three months ended April 30, 2023.

Production Molds

The building of production molds is outsourced to specialists and is recorded at the total cost to acquire each. The molds are built to specifications that include the number of parts anticipated to be produced. The cost of the mold is depreciated on a straight line basis over 5 years. Cost of repairs and maintenance will be expensed as incurred. The value of each mold is reviewed quarterly and will be impaired, when necessary, based on managements’ valuation of the molds continuing viability. Depreciation of $359,040 has been recorded through January 31, 2023. Because the molds were totally depreciated no depreciation was recorded for the nine months ended April 30, 2023 compared to $66,691 for the nine months ended April 30, 2022.

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Nine Months Ended April 30, 2023

Patents

Patent costs consist of the legal fees paid to prepare, file and process the patent applications. Patents will be amortized, utilizing the straight line method, over the useful life of the patent and will be reviewed quarterly to determine if impairment is required. Research and development costs are not included in the cost of patents, and, are expensed as incurred. Our company paid $3,288 new patent fees during the nine months ended April 30, 2023 compared to $8,223 during the same nine months last year. During the nine months ended April 30, 2023, the Company reviewed and fully impaired patents with an original cost of $11,568.

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

The Company classifies tax-related penalties and net interest as income tax expense. As of April 30, 2023, no income tax expense has been incurred.

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Nine Months Ended April 30, 2023

NOTE 3 – GOING CONCERN:

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $4,778,578 and $4,434,069 as of April 30, 2023, and July 31, 2022, respectively.   During the nine months ended April 30, 2023, the Company recorded a loss of $344,509, which included an inventory valuation write down of $182,415, compared to a net loss for the nine months ended April 30, 2022 of $66,691 which included profit of $198,204 derived from the sale of its building, plus $10,000 from debt forgiveness.

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

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Nine Months Ended April 30, 2023

NOTE 6 – COMMITMENTS AND CONTINGIES

Leases

Prior to April 1, 2022, our office was located in 9171 W Flamingo Rd, Las Vegas. We sold the property on October 28, 2021 and subsequently signed a lease agreement for the same building for approximately 8 months from October 28, 2021 to June 30, 2022.  No ASC Topic 842 was implemented under this agreement since it’s under 1 year. Effective April 1, 2022, we moved to 4525 W Reno Avenue, Las Vegas under a 24-month rental agreement covering April 1, 2022 through March 31, 2024, with an initial monthly rental rate of $1,525 in the first year increasing to a monthly rate of $1,600 in second year. At April 30, 2023, in accordance with ASC Topic 842, we recognized a right of use (“ROU”) asset of $16,824 and an operating lease liability of $17,236. The lease liability is determined by discounting the future lease payments under the lease terms and applying a 5% per annum discount rate to determine the current lease liability.

U.S. Small Business Administration Loan and Agreement

On February 19, 2022 the U.S. Small Business Administration authorized a secured loan, in the amount of $116,800, to Mace Corporation.   The loan balance, bearing interest of 3.75%, with payments of $602 per month beginning 24 months after the aforementioned date, will be due and payable in 30 years.

NOTE 7 – SUBSEQUENT EVENTS:

Subsequent to April 30, 2023 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

4

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through April 30, 2023 of $4,778,578 compared to $4,434,068 on July 31, 2022.

Results of Operations during the 9 month period ended April 30, 2023 as compared to the 9 month period ended April 30, 2022.

Our management acquired control during the three months ended September 30, 2017 and had not generated any revenue previous to the merger on October 31, 2021. During the nine months ended April 30, 2023, Mace generated revenue, of $12,183 from the sale of its baby products compared to $13,771 during the nine months ended April 30, 2022. During the same period gross margin for the nine months ended April 30, 2023 was $9,214 compared to $11,736 for the nine months ended April 30, 2022. Overhead during the same nine month period was $353,724, which included an inventory impairment of $182,415 and patent impairment of $11,568 compared to $274,580 for the previous year’s nine months. The land and building occupied by the Companies administrative offices was sold on October 30, 2021 for $679,000 resulting in a cash receipt $632,629 on November 1, 2021 and a profit of $198,204.

Liquidity and Capital Resources

On April 30, 2023 we had $438,898 cash on hand, compared to cash on hand of $572,972 at July 31, 2022, both of which included $632,629 received on November 1, 2021 as proceeds from the sale of the building.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of April 30, 2023 the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at April 30, 2023. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended July 31, 2023.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

5

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

6

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

7

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PEREGRINE INDUSTRIES INC.

By:	/s/ Miaohong Hanson
Miaohong Hanson
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: June 5, 2023

8