Form 10-K
period 2023-07-31
PEREGRINE INDUSTRIES INC
filed 2023-10-27
CIK 1061164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, October 12, 2023, was $27,517,729.

Note. - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The number of shares outstanding of each of the registrant’s classes of common stock, as of October 12, 2023 is 251,124,221.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Company rents corporate office space located at 4525 W. Reno Ave., Ste. A 5, Las Vegas, NV. The office facilities consist of approximately 1,115 square feet of executive office space. The Registrant believes that the office facilities are sufficient for the foreseeable future.

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

	FISCAL YEAR ENDED JULY 31
	2022		2023
	HI	LOW	HI	LOW

October 31	$0.45	$0.45	$0.02	$0.02
January 31	0.20	0.20	0.15	0.15
April 30	0.19	0.18	0.06	0.06
July 31	0.18	0.17	0.28	0.28

(b) As of July 31, 2023, our shares of common stock were held by approximately 235 stockholders of record. The Company’s transfer agent is VStock Transfer, LLC.

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

On June 1, 2022 the Company sold, to an affiliate, for cash, 500,000 of its common restricted shares, recorded at a cost of $0.10 per share.

On December 31, 2022 the Company sold, to an investor, for cash, 1,000,000 of its common restricted shares, recorded at a cost of $0.01 per share.

On March 28, 2023 the Company issued an additional 100,000 common restricted shares, to a previous investor, to settle a dispute, recorded at a cost of $0.15 per share.

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

Recent Developments

Results of Operations during the year ended July 31, 2023 as compared to the year ended July 31, 2022.

Although we have not generated any revenues during the years previous to the Mace merger, Mace Corporation did generate $22,007 and $22,723 sales revenue during the years ended July 31, 2023 and 2022 respectively. Operating losses for the years ended July 31, 2023 and July 31, 2022 were $394,086 and $307,902 previous to building sale proceeds of $198,204 and forgiven payroll grants of $10,000, for the year ended July 31, 2022.

Liquidity and Capital Resources

On July 31, 2023 and July 31, 2022 we had $397,465 and $572,972 cash on hand. For the year ended July 31, 2023, the Company used $173,939 for operating activities, compared to the year ended July 31, 2022 when we provided $390,714 cash, primarily from the sale of the Company owned building. For the year ended July 31, 2023 we used $11,568 compared to $18,724 to acquire patents during the year ended July 31, 2022.  During the year ended July 31, 2023 we raised $10,000 from the sale of common stock compared to the year ended July 31, 2022 when we received $50,000 from the sale of common shares, $106,700 from SBA loans and repaid a $50,000 related party loan.

As of July 31, 2023 the Company has sufficient cash to satisfy its cash requirements for the next 12 months. If additional cash is required, through borrowings from its majority shareholders or a related party, management believes it can satisfy its cash requirements by obtaining financing from its controlling shareholders.

Off-Balance Sheet Arrangements

The Company has only limited capital. Additional financing may be necessary for the Company to continue as a going concern.

As of July 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of July 31, 2023 and 2022 we did not have any contractual obligations other than the lease to rent the premises being utilized for the Company office.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended July 31, 2023 and 2022, and are included elsewhere in this 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Peregrine Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peregrine Industries, Inc. as of July 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC
BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2020

Lakewood, CO

October 26, 2023

Peregrine Industries, Inc.
Balance Sheets

	July 31,	July 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$397,465	$572,972
Accounts receivable	18,116	22,654
Inventory	601,105	784,294
Prepaid expenses and other current assets	4,248	13,181
Total current assets	1,020,934	1,393,101

Long term assets
Production equipment - net	-	4,563
Patents - cost	262,007	262,731
Right of use asset	12,314	30,023
Total long term assets	274,321	297,317

Total assets	$1,295,255	$1,690,419

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$2,604	$11,122
Current portion of lease liability	12,614	19,113
Current portion of long term loan	3,612	-
Total current liabilities	18,830	30,235

Long term liabilities
SBA loan	113,088	116,700
Lease liability	-	11,061
Total long term liabilities	113,088	127,761

Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of July 31, 2023 and 2022 , respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 252,124,221 shares issued and outstanding as of July 31, 2023 and 251,024,200
as of July 31, 2022	25,212	25,102
Additional paid in capital	5,966,279	5,941,389
Accumulated deficit	(4,828,154)	(4,434,068)
Total stockholders' equity	1,163,337	1,532,423

Total liabilities and stockholders' equity	$1,295,255	$1,690,419

(see accompanying notes which are an integral part of these audited financial statements)

Peregrine Industries, Inc.
Statement of Operations

	For the Years Ended
	July 31
	2023	2022

Revenue, net	$22,007	$22,723
Revenue total	22,007	22,723
Cost of sales
Product cost	9,941	7,465
Cost of sales	9,941	7,465

Gross profit	12,066	15,257

Operating expenses
Amortization and inventory impairment	182,415	70,157
General and administrative expenses	152,883	114,295
Salary and payroll costs	70,172	138,708
Total operating expenses	405,470	323,159

Loss from operations	(393,404)	(307,902)

Other income (expense)
Other income	10,886	-
Gain on sale of land and buildings in excess of net book value	-	198,204
Patent impairment	(11,568)	-
Payroll and other grants forgiven	-	10,000
Total other income (expense)	(682)	208,204

Net loss for the year	$(394,086)	$(99,698)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	251,669,405	250,606,392

(see accompanying notes which are an integral part of these audited financial statements)

Peregrine Industries, Inc.
Statements of Stockholders' Equity
For the Years Ended July 31, 2023 and 2022

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balances, July 31, 2022	251,024,200	$25,102	$5,941,389	$(4,434,068)	$1,532,423
Common shares issued for cash	1,000,000	100	9,900	-	10,000
Common shares issued as a bonus	100,000	10	14,990	-	15,000
Common shares issued to balance	21	-	-	-	-
Loss for the year	-	-	-	(394,086)	(394,086)
Balances, July 31, 2023	252,124,221	$25,212	$5,966,279	$(4,828,154)	$1,163,337

Balances, July 31, 2021	250,524,200	$25,052	$5,891,439	$(4,334,370)	$1,582,121
Common shares issued for cash	500,000	50	49,950	-	50,000
Loss for the year	-	-	-	(99,698)	(99,698)
Balances, July 31, 2022	251,024,200	$25,102	$5,941,389	$(4,434,068)	$1,532,423

(see accompanying notes which are an integral part of these audited financial statements)

Peregrine Industries, Inc.
Statements of Cash Flow
	For the Years Ended
	July 31
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(394,086)	(99,698)
Adjustments to reconcile net income (loss) to net cash used in used in operating activities
Common restricted shares issued as a settlement	15,000	-
Inventory impairment	182,415	-
Patent impairment	12,293	-
Gain on asset disposal	-	(198,204)
Depreciation	4,564	69,105
Changes in operating assets and liabilities
Decrease (increse) in inventory	773	80
Decrease in accounts receivable	4,538	3,766
(Decrease) increase in prepaid expenses and other current assets	8,933	(1,949)
(Decrease) increase in accounts payable and accrued expenses	(8,518)	(15,166)
Operating lease liabilities	149	151
Cash provided by (used in) operating activities	(173,939)	(241,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire patents	(11,568)	(18,724)
Net proceeds received for sale of land and buildings	-	632,629
Cash used in investing activities	(11,568)	613,905

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares for cash	10,000	50,000
Proceeds form SBA Payroll Protection Plan	-	106,700
Repayment of related party loan	-	(50,000)
Cash flows provided by financing activities	10,000	106,700

NET (DECREASE) INCREASE IN CASH	(175,507)	478,690
Cash at beginning of period	572,972	94,282
Cash at end of period	$397,465	572,972

(see accompanying notes which are an integral part of these audited financial statements)

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Year Ended July 31, 2023

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP").

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the 2022 financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

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

For the Year Ended July 31, 2023

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

Earnings (loss) per share:

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of July 31, 2023 and 2022.

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

For the Year Ended July 31, 2023

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Accounts receivable as of July 31, 2023 and July 31, 2022 were $18,116 and $22,654 respectively. An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Management has reviewed the current accounts receivable and has concluded that no allowance was necessary as of July 31, 2023 and July 31, 2022.  Bad debts will be written off against the allowance when identified.

Inventory

As at July 31, 2023 and 2022, respectively, the Company had $601,105 and $784,294 worth of inventory, stated at the lower of cost or market, valued on an average cost basis. The inventory is reviewed at least quarterly and adjusted for and discrepancies. Managements’ evaluation was that there was impairment of $182,415 required on July 31, 2023 or $0.00 on July 31, 2022.

Related Party Transactions

We consider all directors, officers and those who own more than 5% shares to be related parties and record any transactions between them and the Company to be related party transactions and disclose such transactions on notes to the financial statements.

Prepaid Expenses and Product Deposits

Prepaid expenses, totaling $4,248 and $13,181 at July 31, 2023 and July 31, 2022 respectively consist of cash paid in advance for services to be provided. The Company outsources all of the manufacturing processes and has paid deposits, to its manufacturers. At July 31, 2023 and 2022, there were no outstanding deposits. Service provider prepayments are amortized over the useful life of the service.

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Year Ended July 31, 2023

Property and Equipment

Property and equipment consists primarily of office furniture and equipment stated at original cost less accumulated depreciation. Depreciation was calculated using the straight line method based on the estimated useful life of the underlying asset, generally three to five years. Expenditures for repairs and maintenance are expensed as incurred.

Production Molds

The building of production molds is outsourced to specialists and is recorded at the total cost to acquire each. The molds are built to specifications that include the number of parts anticipated to be produced. The cost of the mold is depreciated on a straight line basis over 5 years. Cost of repairs and maintenance will be expensed as incurred. The value of each mold is reviewed quarterly and will be impaired, when necessary, based on managements’ valuation of the molds continuing viability. Depreciation of $359,040 has been recorded through July 31, 2023. Because the molds were totally depreciated no depreciation was recorded for the year ended July 31, 2023 compared to $51,899 for the year ended July 31, 2022.

Patents

Patent costs consist of the legal fees paid to prepare, file and process the patent applications. Patents will be amortized, utilizing the straight line method, over the useful life of the patent and will be reviewed quarterly to determine if impairment is required. Research and development are not included in the cost of patents, and, are expensed as incurred. Management paid $11,568 for patent costs and determined that patent assets should be impaired by $12,293 for the year ended July 31, 2023.

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

The Company has evaluated and implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Peregrine, Industries, Inc.

Notes to Financial Statements

For the Year Ended July 31, 2023

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of July 31, 2023, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of July 31, 2023, no income tax expense has been incurred.

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2023	2022

Operating loss	$3,724,191	$3,330,105

Deferred tax benefit	$782,080	$699,322
Valuation allowance	(782,080)	(699,322)

Net deferred tax asset	$-	$-

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

For the Year Ended July 31, 2023

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of July 31, 2023

NOTE 3 – GOING CONCERN:

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $4,828,154 and $4,434,068 as of July 31, 2023 and 2022 respectively.   During the year ended July 31,  2023, the Company recorded a loss of $394,086 which included an inventory valuation write down of $182,415, compared to a net loss for the year ended July 31, 2022 of $99,698 which included profit of $198,204 derived from the sale of its building, plus $10,000 from debt forgiveness. The Company has sufficient cash on hand to support its operations for the next fiscal year but has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking appropriate action to provide the necessary capital to continue its operations. These steps include, but are not limited to: 1) implementation of new business plan 2)focus on sales to minimize the need for capital at this stage; 3) raising equity financing; 4) continuous focus on reductions in cost where possible. There is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company.

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

For the Year Ended July 31, 2023

During December 2022, the Company sold 1,000,000 of its common restricted shares, for $10,000 cash, or $0.01 per share.

On March 28, 2023, the Company issued 100,000 common restricted shares to an existing investor, in settlement of a dispute, recorded at a cost of $0.15 per share.

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

NOTE 6 – COMMITMENTS AND CONTINGIES

Leases

Prior to April 1, 2022, our office was located in 9171 W Flamingo Rd, Las Vegas. We sold the property on October 28, 2021 and subsequently signed a lease agreement for the same building for approximately 8 months from October 28, 2021 to June 30, 2022.  No ASC Topic 842 was implemented under this agreement since it’s under 1 year. Effective April 1, 2022, we moved to 4525 W Reno Avenue, Las Vegas under a 24-month rental agreement covering April 1, 2022 through March 31, 2024, with an initial monthly rental rate of $1,525 in the first year increasing to a monthly rate of $1,600 in second year. At July 31, 2023, in accordance with ASC Topic 842, we recognized a right of use (“ROU”) asset of $12,314 and an operating lease liability of $12,614. The lease liability is determined by discounting the future lease payments under the lease terms and applying a 5% per annum discount rate to determine the current lease liability.

Supplemental balance sheet information related to operating leases is as follows:

July 31, 2023

Right-of-use assets	$12,314
Total	$12,314

Operating lease liabilities, current	$12,614
Operating lease liabilities, non-current	$-
Total operating lease liabilities	$12,614

Operating lease cost	$18,750
Total lease cost	$18,750

Weighted average discount rate	5.00%
Weighted average remaining lease terms (years)	0.67

Future minimum lease payment
8 months ending July 31, 2024	12,800

Total	12,800
Imputed interest	(186)
Total lease liabilities	12,614

U.S. Small Business Administration Loan and Agreement

On February 19, 2022 the U.S. Small Business Administration authorized a secured loan, in the amount of $116,800, to Mace Corporation.   The loan balance, bearing interest of 3.75%, with payments of $602 per month beginning 24 months after the aforementioned date, will be due and payable in 30 years.

NOTE 7 – SUBSEQUENT EVENTS:

Subsequent to July 31, 2023 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2023. This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of July 31, 2023 our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of July 31, 2023. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of July 31, 2023, our internal control over financial reporting was ineffective.

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

Changes in Internal Control over Financial Reporting

During the year ended July 31, 2023 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each:

Miaohong Hanson	Age 58	President and Chief Executive Officer
Dong Hai Shi	Age 59	Chairman of Board of Directors; Executive Vice President
Ronaldo Panida	Age 61	Director/CFO
Daniel Slater	Age 30	Director; Secretary, Treasurer
Jeff Rorick	Age 66	Director

Miaohong Hanson, President, CEO and Director; Ms. Miaohong Hanson, age 58 has served as President and CEO of Mace Corporation from December 2015 to present. Miaohong Hanson is Chief Executive Officer of Mace Corporation, Inc. Mrs. Hanson brings a wealth of knowledge in the field of business development, management, and all stages of product line development. She has managed companies in the United States and Asia. Mrs. Hanson is also the Chairwoman of the Board of Directors of Mace Corporation and Peregrine Industries, Inc. Prior to the formation of Mace Corporation, Inc., Mrs. Hanson was Chief Financial Officer and Vice President for J.C. Hanson & Associates, was previously Vice President and Manager of Purchases, Sales, and Customer Service (South China) for Jiangxi Techmed Inkjet Co. Ltd. Ms. Hanson speaks fluent Chinese and English. Ms. Hanson was selected for the Board of Directors because of her general business experience and management knowledge of United States and Asian markets.

Dong Hai Shi, Chairman of Board of Directors, Executive Vice President and Director;. Dong Hai Shi, age 58, has served as Executive V.P. of Mace Corporation from December 2015 to present. He also is the founder and chairman Hong Kong WeChat Business E-Commerce Ltd and USA WeChat Business E-Commerce, Inc. He was founder and chairman of Shang Hai Hai Tong Architectural Ltd., Shang Hai Ao Tong Property Management Inc., and Shang Hai Si Tong Construction Ltd. He was the president of his own construction company in Shang Hai from 2005 to 2009. He speaks fluent Chinese and some English. Mr. Shi was selected for the Board of Directors because of his general business experience, knowledge, contacts, and multiple businesses in Asia.

Ronaldo Panida, Director, Chief Financial Officer; Ronaldo Panida, age 60, is presently employed by Wal-Mart Vision Center as a Vision Center Manager. He was previously a District Manager for the Optical Division in Reno, NV, Hawaii and Alaska. Duties were, Operations, Budgeting and Compliance. He attended Leeward College of University of Hawaii major in Liberal Arts. Attended Kenway School of Accounting and received a Diploma as a Fullcharge Accountant in Hawaii. Mr. Panida later became an Optical Technician in Hawaii and received a Refracting Optician Diploma. Mr. Panida is currently a Licensed Optician in both the state of Nevada and the state of Hawaii. He is certified in both American Board of Optician and National Contact Lens Certified. Mr. Panida was selected as a director because of his business experience in a retail environment.

Jeff Rorick, Director; Jeff Rorick, age 67, is an Information Systems professional with extensive experience in Retail Operations. He has been a Chief Information Officer and member of Executive Committee since 2003. His core strength is in Applications Development with expertise in Supply Chain Management, Marketing and Store Systems. His key strengths include planning, team building, communication and decision making. He has maintained excellent relationships with members of senior management and was a key member involved in merger activities in both the grocery and drug sectors. Despite retiring at the end of 2014, he is open to consulting opportunities. He has completed two years of general education with emphasis on Accounting and Information Systems, and attended and sponsored numerous management, leadership and technical training programs.

Daniel Slater, Director, Secretary and Treasurer; Daniel Slater, age 30, has handled a variety of tasks and processes during the almost two years he has been employed at Mace Corporation. Some of those activities include: preparation of stock certificates, managing out-of-office shipments, reviewing board resolutions, and responsibility for sales and reconciliations in the Mace accounting system. Prior to his employment, he has proven himself to be a diligent student, graduating from UNLV with a Bachelor of Science in Business Administration; Accounting degree in 2015, and again from UNLV with a Master of Science in accounting degree in 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid, by the Company, during the fiscal periods ended July 31, 2023 and 2022. The Registrant has no employment agreement with its Directors.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of July 31, 2023. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner		Common Stock Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned (1)

Dong Hai Shi	Chairman of board of directors, executive vice president, director	72,227,414	28.7%
Miaohong Hanson	President, C.E.O. director	23,750,000	9.4%
Ronaldo Panida	Director, C.F.O.	1,266,500	0.0%

all directors and officers as a group		97,243,914	38.1%

(1)	Applicable percentage ownership is based on 252,124,221 shares of common stock outstanding as of July 31, 2023.

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

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by BF Borgers CPA PC for the audit of the Registrant’s annual financial statements, for the years ended July 31, 2023 and July 31, 2022, respectively, and fees billed for other services rendered by B F Borgers CPA PC.

	Year Ended
	July 31, 2022	July 31, 2023
Audit fees (1)	$32,500	25,500
Audit-related fees (2)	—	2,550
All other fees	—	—

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

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

PEREGRINE INDUSTRIES INC.

Date: October 26, 2023	By:	/s/ Miahong Hanson
Miahong Hanson
President and Chief Executive Officer

