Form 10-Q
period 2023-10-31
PEREGRINE INDUSTRIES INC
filed 2023-12-13
CIK 1061164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

On October 31, 2023 the Registrant, PGID, had 252,124,221 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

Peregrine Industries, Inc.
Balance Sheets
(unaudited)
	October 31	July 31
	2023	2023

Assets
Current assets
Cash and cash equivalents	$350,628	$397,465
Accounts receivable	16,916	18,116
Inventory	600,803	601,105
Prepaid expenses and other current assets	2,892	4,248
Total current assets	971,239	1,020,934

Long term assets
Patents - cost	262,507	262,007
Right of use asset	7,745	12,314
Total long term assets	270,252	274,321

Total assets	$1,241,491	$1,295,255

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	3,219	$2,604
Current portion of lease liability	7,934	12,614
Current portion of long term loan	3,612	3,612
Total current liabilities	14,765	18,830

Long term liabilities
SBA loan	120,649	113,088
Total long term liabilities	120,649	113,088

Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of October 31 and July 31, 2023 , respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 252,124,221
shares issued and outstanding as of October 31, 2023 and July 31, 2023	25,212	25,212
Additional paid in capital	5,966,279	5,966,279
Accumulated deficit	(4,885,414)	(4,828,154)
Total stockholders' equity	1,106,077	1,163,337

Total liabilities and stockholders' equity	$1,241,491	$1,295,255

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statement of Operations
(unaudited)
	For the Three Months Ended
	October 31
	2023	2022

Revenue, net	$5,433	$3,953
	5,433	3,953
Cost of sales
Product cost	2,501	877
Cost of sales	2,501	877

Gross profit	2,932	3,076

Operating expenses
Amortization and inventory impairment	-	47,356
General and administrative expenses	38,920	52,229
Salary and payroll costs	21,272	18,685
Total operating expenses	60,192	118,270

Loss from operations	(57,260)	(115,194)

Other expense
Patent impairment	-	3,725
Total other expense	-	3,725

Net loss for the year	$(57,260)	$(118,921)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	252,124,200	250,606,392

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statements of Stockholders' Equity
For theThree Months Ended October 31, 2023 and 2022
(unaudited)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balances, July 31, 2023	252,124,221	$25,212	$5,966,279	$(4,828,154)	$1,163,337
Loss for the three months	-	-	-	(57,260)	(57,260)
Balances, October 31, 2023	252,124,221	$25,212	$5,966,279	$(4,885,414)	$1,106,077

Balances, July 31. 2022	251,024,200	$25,102	$5,941,389	$(4,434,068)	$1,532,423
Loss for the three months	-	-	-	$(118,921)	$(118,921)
Balances, October 31, 2022	251,024,200	$25,102	$5,941,389	$(4,552,989)	$1,413,502

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statements of Cash Flow
(unaudited)
	For the Three Months Ended
	October 31
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(57,260)	(118,921)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Inventory impairment	-	47,356
Patent impairment	-	3,725
Depreciation	-	3,464
Amortization of right of use asset	4,569	4,181
Changes in operating assets and liabilities
Decrease (increase) in inventory	302	563
Decrease in accounts receivable	1,200	2,261
Increase in prepaid expenses and other current assets	1,356	8,717
Increase in accounts payable and accrued expenses	615	14,662
Decrease in Operating lease liabilities	(4,680)	(4,493)
Cash provided by (used in) operating activities	(53,898)	(38,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire patents	(500)	(2,700)
Cash used in investing activities	(500)	(2,700)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-
Cash flows provided by financing activities	-	-

NET (DECREASE) INCREASE IN CASH	(54,398)	(41,185)
Cash at beginning of period	397,465	572,972
Cash at end of period	$350,628	531,787

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited interim financial statements of Peregrine Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended July 31, 2023 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on October 27, 2023.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for this interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended July 31, 2023 as reported in the Company’s Form 10K, have been omitted.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Accounts receivable as of October 31, 2023, and July 31, 2023 were $16,916 and $18,116, respectively. An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Management has reviewed the current accounts receivable and has concluded that no allowance was necessary as of October 31, 2023 and July 31, 2023.  Bad debts, when identified, will be written off against the allowance..

Inventory

As at October 31, 2023 and July 31, 2023, respectively, the Company had $600,803 and $601,105 worth of inventory, stated at the lower of cost or market, valued on an average cost basis. The inventory is reviewed at least quarterly and adjusted for discrepancies. Managements’ evaluation was that impairment of $47,356 was required on October 31, 2022, and an additional $134,315 during the three months ended April 30, 2023.  No additional impairment was deemed necessary at October 31, 2023.

Prepaid Expenses

Prepaid expenses, totaling $2,892 and $4,248 at October 31, 2023 and July 31, 2023 respectively consist of cash paid in advance for services to be provided.

Production Molds

The building of production molds is outsourced to specialists and is recorded at the total cost to acquire each. The molds are built to specifications that include the number of parts anticipated to be produced. The cost of the mold is depreciated on a straight line basis over 5 years. Cost of repairs and maintenance will be expensed as incurred. The value of each mold is reviewed quarterly and will be impaired, when necessary, based on managements’ valuation of the molds continuing viability. Depreciation of $359,040 has been recorded through January 31, 2023. Because the molds were fully depreciated no depreciation was recorded for three months ended October 31, 2023 compared to $3,464 for the three months ended October 31, 2022.

Patents

Patent costs consist of the legal fees paid to prepare, file and process the patent applications. Patents will be amortized, utilizing the straight line method, over the useful life of the patent and will be reviewed quarterly to determine if impairment is required. Research and development costs are not included in the cost of patents, and, are expensed as incurred.  Our company paid $500 new patent fees during the three months ended October 31, 2023 compared to $2,700 new patent fees and determined that $3,725 be impaired during the three months ended October 31, 2022.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of October 31, 2023, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of October 31, 2023, no income tax expense has been incurred.

NOTE 3 – GOING CONCERN:

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $4,885,414 and $4,828,154 as of October 31, 2023, and July 31, 2023, respectively.   During the three months ended October, 2023, the Company recorded a loss of $57,260, compared to a net loss of $118,921 for the three months ended October 31, 2022. The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking appropriate action to provide the necessary capital to continue its operations. These steps include, but are not limited to; 1) implementation of a new business plan; 2) focus on sales to minimize the need for capital at this stage; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.

NOTE 4 – COMMITMENTS AND CONTINGIES

Leases

Prior to April 1, 2022, our office was located in 9171 W Flamingo Rd, Las Vegas. We sold the property on October 28, 2021 and subsequently signed a lease agreement for the same building for approximately 8 months from October 28, 2021 to June 30, 2022.  No ASC Topic 842 was implemented under this agreement since it’s under 1 year. Effective April 1, 2022, we moved to 4525 W Reno Avenue, Las Vegas under a 24-month rental agreement covering April 1, 2022 through March 31, 2024, with an initial monthly rental rate of $1,525 in the first year increasing to a monthly rate of $1,600 in second year. At October 31, 2023, in accordance with ASC Topic 842, we recognized a right of use (“ROU”) asset of $7,745 and an operating lease liability of $7,934. The lease liability is determined by discounting the future lease payments under the lease terms and applying a 5% per annum discount rate to determine the current lease liability.

Supplemental balance sheet information related to operating leases is as follows:

October 31, 2023

Right-of-use assets	$7,745
Total	$7,745

Operating lease liabilities, current	$7,934
Operating lease liabilities, non-current	$-
Total operating lease liabilities	$7,934

Operating lease cost	$4,688
Total lease cost	$4,688

Weighted average discount rate	5.00%
Weighted average remaining lease terms (years)	0.42

Future minimum lease payment
5 months ending March 1, 2024	$8,000

Total	$8,000
Inputed interest	$(146)
Total lease liabilities	$7,854

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

During December 2022, the Company sold 1,000,000 of its common restricted shares, for $10,000 cash, or $0.01 per share and also issued, for compensation, 100,000 common restricted shares recorded at a cost of $0.15 per share.

On March 28, 2023, the Company issued 100,000 common restricted shares to an existing investor, in settlement of a dispute, recorded at a cost of $0.15 per share.

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

NOTE 6 – SUBSEQUENT EVENTS:

Subsequent to October 31, 2023 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

4

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through October 31, 2023 of $4,885,414 compared to $4,828,154 on July 31, 2023.

Results of Operations during the 3 month period ended October 31, 2023 as compared to the 3 month period ended October 31, 2022.

During the three months ended October 31, 2023, Mace generated revenue, of $5,433 from the sale of its baby products compared to $3,953 during the three months ended October 31, 2022. During the same period gross margin for the three months ended October 31, 2023 was $2,932 compared to $3,076 for the three months ended October 31, 2022. Overhead during the same three month period was $60,192, compared to $118,270, including $47,356 depreciation and inventory impairment, for the previous year’s three months. The land and building occupied by the Companies administrative offices was sold on October 30, 2021 for $679,000 resulting in a cash receipt $632,629 on November 1, 2021 and a profit of $198,204.

Liquidity and Capital Resources

On October 31, 2023 we had $350,628 cash on hand, compared to cash on hand of $397,465 at July 31, 2023, both of which included $632,629 received on November 1, 2021 as proceeds from the sale of the building.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of October 31, 2023 the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at April 30, 2023. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended July 31, 2024.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

5

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2023 which could materially affect our business, financial condition or future results.

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

Date: December 8, 2023

8