Form 10-Q
period 2024-01-31
PEREGRINE INDUSTRIES INC
filed 2024-03-15
CIK 1061164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

On January 31, 2024 the Registrant, PGID, had 252,124,221 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

Peregrine Industries, Inc.
Balance Sheets
(unaudited)
	January 31	July 31
	2024	2023

Assets
Current assets
Cash and cash equivalents	$299,990	$397,465
Accounts receivable	15,208	18,116
Inventory	600,565	601,105
Prepaid expenses and other current assets	6,516	4,248
Total current assets	922,279	1,020,934

Long term assets
Patents - cost	263,607	262,007
Right of use asset	4,668	12,314
Total long term assets	268,275	274,321

Total assets	$1,190,554	$1,295,255

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	2,110	$2,604
Current portion of lease liability	3,119	12,614
Current portion of long term loan	5,418	3,612
Total current liabilities	10,647	18,830

Long term liabilities
SBA loan	119,946	113,088
Total long term liabilities	119,946	113,088

Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 authorized;
none issued and outstanding as of January 31, 2024 and July 31, 2023, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 252,124,221
shares issued and outstanding as of January 31, 2024 and July 31, 2023	25,212	25,212
Additional paid in capital	5,966,279	5,966,279
Accumulated deficit	(4,931,530)	(4,828,154)
Total stockholders' equity	1,059,960	1,163,337

Total liabilities and stockholders' equity	$1,190,554	$1,295,255

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31		January 31
	2024	2023	2024	2023
		(restated)		(restated)
Revenue, net	$3,880	$5,324	$9,313	$10,477
	3,880	5,324	9,313	10,477
Cost of sales
Product cost	478	453	1,779	1,330
Cost of sales	478	453	1,779	1,330

Gross profit	3,402	4,871	7,534	9,147

Operating expenses
Amortization and inventory impairment	-	4,563	-	51,919
General and administrative expenses	31,340	25,432	71,460	78,862
Salary and payroll costs	18,178	19,509	39,450	38,195
Total operating expenses	49,518	49,504	110,910	168,975

Loss from operations	(46,116)	(44,633)	(103,376)	(159,828)

Other expense
Patent impairment	-	-	-	(3,725)
Total other expense	-	-	-	(3,725)

Net loss for the three and six months	$(46,116)	(44,633)	$(103,376)	$(163,553)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	252,124,200	251,024,200	252,124,200	251,252,461

(see accompanying notes which are an integral part of these unaudited financial statements)

Statements of Stockholders' Equity
For the Three and Six Months Ended January 31, 2024 and 2023
(unaudited)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balances, July 31, 2023	252,124,221	$25,212	$5,966,279	$(4,828,154)	$1,163,337
Loss for the six months	-	-	-	(103,376)	(103,376)
Balances, January 31, 2024	252,124,221	$25,212	$5,966,279	$(4,931,530)	$1,059,960

Balances, July 31. 2022	251,024,200	$25,102	$5,941,389	$(4,434,068)	$1,532,423
Common shares issued for cash	1,000,000	100	9,900	-	10,000
Loss for the six months	-	-	-	(163,553)	(163,553)
Balances, January 31, 2023	252,024,200	$25,202	$5,951,289	$(4,597,622)	$1,378,869

Balances, October 31, 2023	252,124,221	$25,212	$5,966,279	$(4,885,414)	$1,106,077
Loss for the three months	-	-	-	(46,116)	(46,116)
Balances, January 31, 2024	252,124,221	$25,212	$5,966,279	$(4,931,530)	$1,059,960

Balances, October 31, 2022	251,024,200	$25,102	$5,941,389	$(4,552,989)	$1,413,502
Common shares issued for cash	1,000,000	100	$9,900	-	10,000
Loss for the three months	-	-	-	(44,633)	(44,633)
Balances, January 31, 2023	252,024,200	$25,202	$5,951,289	$(4,597,622)	$1,378,869

(see accompanying notes which are an integral part of these unaudited financial statements)

Statements of Cash Flow
(unaudited)
	For the Six Months Ended
	January 31
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(103,376)	$(163,553)
Adjustments to reconcile net income (loss) to cash provided by (used in operating activities
Inventory impairment	-	47,356
Patent impairment	-	3,725
Depreciation	-	4,563
Amortization of right of use asset	7,646
Changes in operating assets and liabilities
Decrease (increase) in inventory	540	933
Decrease in accounts receivable	2,908	3,269
Increase in prepaid expenses and other current assets	(2,268)	4,696
Increase in accounts payable and accrued expenses	(494)	(731)
Decrease in Operating lease liabilities	(9,495)	1,729
Cash provided by (used in) operating activities	(104,539)	(98,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to acquire patents	(1,600)	(6,815)
Cash used in investing activities	(1,600)	(6,815)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares for cash	-	10,000
Cash provided from financing activities	-	10,000

NET (DECREASE) INCREASE IN CASH	(106,139)	(94,828)
Cash at beginning of period	397,465	572,972
Cash at end of period	$299,990	$478,144

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Accounts receivable as of January 31, 2024, and July 31, 2023 were $15,208 and $18,116, respectively. An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Management has reviewed the current accounts receivable and has concluded that no allowance was necessary as of January 31, 2024 and July 31, 2023.  Bad debts, when identified, will be written off against the allowance.

Inventory

As at January 31, 2024 and July 31, 2023, respectively, the Company had $600,565 and $601,105 worth of inventory, stated at the lower of cost or market, valued on an average cost basis. The inventory is reviewed at least quarterly and adjusted for discrepancies. Managements’ evaluation was that impairment of $47,356 was required on October 31, 2022, and an additional $134,315 during the three months ended April 30, 2023.  No additional impairment was deemed necessary at January 31, 2024.

Prepaid Expenses

Prepaid expenses, totaling $6,516 and $4,248 at January 31, 2024 and July 31, 2023 respectively consist of cash paid in advance for services to be provided.

Production Molds

The building of production molds is outsourced to specialists and is recorded at the total cost to acquire each. The molds are built to specifications that include the number of parts anticipated to be produced. The cost of the mold is depreciated on a straight line basis over 5 years. Cost of repairs and maintenance will be expensed as incurred. The value of each mold is reviewed quarterly and will be impaired, when necessary, based on managements’ valuation of the molds continuing viability. Depreciation of $359,040 has been recorded through January 31, 2023. Because the molds were fully depreciated no depreciation was recorded for six months ended January 31, 2024 compared to $4,563 for the six months ended 31, 2023.

Patents

Patent costs consist of the legal fees paid to prepare, file and process the patent applications. Patents will be amortized, utilizing the straight line method, over the useful life of the patent and will be reviewed quarterly to determine if impairment is required. Research and development costs are not included in the cost of patents, and, are expensed as incurred.  Our company paid $1600 new patent fees during the six months ended January 31, 2024 compared to $6,815 new patent fees during the six months ended January 31, 2023 and determined that $3,725 be impaired during the six months ended January 31, 2023 compared with no impairment during the six months ended January 31, 2024.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of January 31, 2024, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of January 31, 2024 no income tax expense has been incurred.

NOTE 3 – GOING CONCERN:

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $4,931,530 and $4,828,154 as of January 31, 2024, and July 31, 2023, respectively.  During the six months ended January 31, 2024, the Company recorded a loss of $103,376 compared to a net loss of $163,553 for the six months ended January 31, 2023. The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking appropriate action to provide the necessary capital to continue its operations. These steps include, but are not limited to; 1) implementation of a new business plan; 2) focus on sales to minimize the need for capital at this stage; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Leases

Prior to April 1, 2022, our office was located in 9171 W Flamingo Rd, Las Vegas. We sold the property on October 28, 2021 and subsequently signed a lease agreement for the same building for approximately 8 months from October 28, 2021 to June 30, 2022.  No ASC Topic 842 was implemented under this agreement since it’s under 1 year. Effective April 1, 2022, we moved to 4525 W Reno Avenue, Las Vegas under a 24-month rental agreement covering April 1, 2022 through March 31, 2024, with an initial monthly rental rate of $1,525 in the first year increasing to a monthly rate of $1,600 in second year. At January 31, 2024, in accordance with ASC Topic 842, we recognized a right of use (“ROU”) asset of $4,668 and an operating lease liability of $3,119. The lease liability is determined by discounting the future lease payments under the lease terms and applying a 5% per annum discount rate to determine the current lease liability.

Supplemental balance sheet information related to operating leases is as follows:

January 31, 2024

Right-of-use assets	$4,668
Total	$4,668

Operating lease liabilities, current	$3,119
Operating lease liabilities, non-current	$-
Total operating lease liabilities	$3,119

Operating lease cost	$7,751
Total lease cost	$7,751

Weighted average discount rate	5.00%
Weighted average remaining lease terms (years)	0.08

Future minimum lease payment
2 months ending March 1, 2024	$3,200

Total	$3,200
Imputed interest	$(146)
Total lease liabilities	$3,054

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

NOTE 6 – SUBSEQUENT EVENTS:

Subsequent to January 31, 2024 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

Overview

Although our activities have been related to seeking new business opportunities, new management is developing a business plan, based on the manufacture and sale of its products, in addition to those possessed by the target acquisition, designed for use by babies, which it intends to implement within the current fiscal year.

4

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through January 31, 2024 of $4,931,530 compared to $4,828,154 on July 31, 2023.

Results of Operations during the 6 month period ended January 31, 2024 as compared to the 6 month period ended July 31, 2023.

During the six months ended, January 31, 2024, the Company generated revenue, of $9,313 from the sale of its baby products compared to $$10,477 during the six months ended January 31, 2023.   During the same period gross margin for the six months ended January 31, 2024 was $7,534 compared to $9,147 for the six months ended January 31, 2023. Overhead during the same six month period was $110,910, compared to $168,975, including $51,919 depreciation and inventory impairment, for the previous year’s six months. The land and building occupied by the Companies administrative offices was sold on October 30, 2021 for $679,000 resulting in a cash receipt $632,629 on November 1, 2021 and a profit of $198,204.

Liquidity and Capital Resources

On January 31, 2024 we had $299,990 cash on hand, compared to cash on hand of $397,465 at July 31, 2023, both of which included $632,629 received on November 1, 2021 as proceeds from the sale of the building.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of January 31, 2024 the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at January 31, 2024. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended July 31, 2024.

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

Date: March 14, 2024

8