Form 10-Q
period 2024-04-30
PEREGRINE INDUSTRIES INC
filed 2024-07-25
CIK 1061164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

Commission file number: 0-27511

PEREGRINE INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Florida	65-0611007
(State of Incorporation)	(I.R.S. Employer Identification No.)

4525 W. Reno Avenue, Suite A2-A4 Las Vegas, Nevada	89118
(Address of Principal Executive Offices)	(ZIP Code)

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

On April 30, 2024 the Registrant, PGID, had 252,184,221 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

Peregrine Industries, Inc.
Balance Sheets
(unaudited)
	April 30	July 31
	2024	2023

Assets
Current assets
Cash and cash equivalents	$258,136	$397,465
Accounts receivable - net	-	18,116
Inventory	600,371	601,105
Prepaid expenses and other current assets	3,442	4,248
Total current assets	861,949	1,020,934

Long term assets
Patents - cost	268,976	262,007
Right of use asset	-	12,314
Total long term assets	268,976	274,321

Total assets	$1,130,925	$1,295,255

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	6,438	$2,604
Current portion of lease liability	-	12,614
Current portion of long term loan	-	3,612
Total current liabilities	6,438	18,830

Long term liabilities
SBA loan	126,204	113,088
Total long term liabilities	126,204	113,088

Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 authorized; none issued and outstanding as of April 30, 2024 and July 31, 2023 , respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 252,184,221 shares issued and outstanding as of April 30, 2024 and 252,124,221 July 31, 2023	25,218	25,212
Additional paid in capital	5,975,273	5,966,279
Accumulated deficit	(5,002,208)	(4,828,154)
Total stockholders' equity	998,283	1,163,337

Total liabilities and stockholders' equity	$1,130,925	$1,295,255

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30		April 30
	2024	2023	2024	2023
		(restated)		(restated)
Revenue, net	$2,616	$1,706	$11,055	$12,183
Revenues	2,616	1,706	11,055	12,183

Cost of sales	194	1,638	1,099	2,968
Cost of sales	194	1,638	1,099	2,968

Gross profit	2,422	68	9,956	9,215

Operating expenses
Amortization and inventory impairment	-	129,507	-	185,151
General and administrative expenses	41,907	30,919	113,367	109,781
Salary and payroll costs	31,194	20,597	70,644	58,792
Total operating expenses	73,100	181,023	184,010	353,724

Loss from operations	(70,678)	(180,955)	(174,054)	(344,509)

Net loss for the three and nine months	$(70,678)	$(180,955)	$(174,054)	$(344,509)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average shares outstanding
Basic and diluted	252,152,867	252,024,200	291,700,553	251,504,053

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries, Inc.
Statements of Stockholders' Equity
For the Nine and Three Months Ended April 30, 2024 and 2023
(unaudited)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balances, July 31, 2023	252,124,221	$25,212	$5,966,279	$(4,828,154)	$1,163,337
Net loss for the nine months	-	-	-	(174,054)	(174,054)
Common shares issued for services	60,000	6	8,994	-	9,000
Balances, April 30, 2024	252,184,221	$25,218	$5,975,273	$(5,002,208)	$998,283

Balances, July 31. 2022	251,024,200	$25,102	$5,941,389	$(4,434,068)	$1,532,423
Common shares issued for cash	1,000,000	100	9,900	-	10,000
Net loss for the nine months	-	-	-	(344,509)	(344,509)
Balances, April 30, 2023	252,024,200	$25,202	$5,951,289	$(4,778,578)	$1,197,913

Balances, January 31, 2024	252,124,221	$25,212	$5,966,279	$(4,931,530)	$1,059,960
Net loss for the three months				(70,678)	(70,678)
Common shares issued for services	60,000	6	8,994	-	9,000
Balances, April 30, 2024	252,184,221	$25,218	$5,975,273	$(5,002,208)	$998,283

Balances, Janusry 31, 2023	252,024,200	$25,202	$5,951,289	$(4,597,622)	$1,378,869
Net loss for the three months	-	-	-	(180,956)	(180,956)
Balances, April 30, 2023	252,024,200	25,202	5,951,289	(4,778,578)	1,197,913

(see accompanying notes which are an integral part of these unaudited financial statements)

Peregrine Industries Inc.
Statements of Cash Flow
(unaudited)
	For the Nine Months Ended
	April 30
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(174,054)	$(163,553)
Adjustments to reconcile net loss to cash used in operating activities
Common shares issued for services	9,000	-
Inventory impairment	-	47,356
Patent impairment	-	3,725
Depreciation	-	4,563
Changes in operating assets and liabilities
Decrease in inventory	734	933
Decrease in accounts receivable	18,116	3,269
Increase in prepaid expenses and other current assets	806	4,696
Increase (decrease) in accounts payable and accrued expenses	3,834	(731)
(Decrease) increase in operating lease liabilities	(300)	1,729
Cash used in operating activities	(141,864)	(98,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	(6,970)	(6,815)
Cash used in investing activities	(6,970)	(6,815)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares for cash	-	10,000
Cash provided from financing activities	-	10,000

NET DECREASE IN CASH	(148,833)	(94,828)
Cash at beginning of period	397,465	572,972
Cash at end of period	$258,136	$478,144

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

On September 3, 2021, through our wholly owned subsidiary Mace Merger, Corp., Mace, Corporation was merged into our Company, through the issuance to each shareholders of one share of Peregrine, Industries for each four shares of Mace, Corporation which they held. A total of 250,000,000 were issued. The 22,477,843 shares held, by the new management, per the above paragraph, were returned to the Company for cancelation.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)and the rules and regulations of the Securities and Exchange Commission(“SEC”), and should be read in conjunction with the audited financial statements and notes thereto for the year ended July 31, 2023 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on October 27, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for this interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended July 31, 2023 as reported in the Company’s Form 10K, have been omitted.

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Land and Building

On October 28, 2021, Mace Corporation completed the sale of its land and building, located at 9171 W Flamingo Rd., Las Vegas, Nevada. Net proceeds of $632,629, resulting from the sale price of $679,000, were held in escrow and received by the Company on November 2, 2021.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Accounts receivable as of April 30, 2024, and July 31, 2023 were $0.00 and $18,116, respectively. An allowance for doubtful accounts has been provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Management has reviewed the current accounts receivable and has concluded that an allowance of $15,192 was appropriate as of April, 30 2024. Bad debts, when identified, will be written off against the allowance.

Revenue Recognition

The Company recognizes revenue from the sale of its products designed for infants. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”), Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At April 30, 2024, the Company did not have a concentration of customers; there are no accounts receivable that resulted from sales recorded for the nine months ended on April 30, 2024 and July 31, 2023, respectively.

There are no contracts or performance obligations with any customer.

Inventory

As at April 30, 2024 and July 31, 2023, respectively, the Company had $600,371 and $601,105 worth of inventory, stated at the lower of cost or market, valued on an average cost basis. The inventory is reviewed at least quarterly and adjusted for discrepancies. Managements’ evaluation was that impairment of $47,356 was required on October 31, 2022, and an additional $134,315 during the three months ended April 30, 2023. No additional impairment was deemed necessary at April 30, 2024.

Production Molds

The building of production molds is outsourced to specialists and is recorded at the total cost to acquire each. The molds are built to specifications that include the number of parts anticipated to be produced. The cost of the mold is depreciated on a straight line basis over 5 years. Cost of repairs and maintenance will be expensed as incurred. The value of each mold is reviewed quarterly and will be impaired, when necessary, based on managements’ valuation of the molds continuing viability.. The production molds were fully depreciated at April 30, 2024 compared to depreciation of$4,563 for the nine months ended April 30, 2023.

Patents

Patent costs consist of the legal fees paid to prepare, file and process the patent applications. Patents will be amortized, utilizing the straight line method, over the useful life of the patent and are reviewed quarterly to determine if impairment is required. Research and development costs are not included in the cost of patents and are expensed as incurred. Patent costs at April 30, 2024 and July 31, 2023 were$268,976 and $262,007, respectively. There was $0 and $11,568 impairment of patents for the nine months ended April 30, 2024 and April 30, 2023, respectively.

Income taxes

The Company accounts for ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of April 30, 2024, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the nine months ended April 30, 2024 no income tax expense has been incurred. The Company has adopted ASC 326: Measurement of Credit Losses on Financial Instruments ("ASC 326"). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, such as accounts receivable. The adoption did not have a martial impact on the Company's financial statements.

NOTE 3 – GOING CONCERN:

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses aggregating $5,002,208 and $4,828,154 as of April 30, 2024, and July 31, 2023, respectively. During the nine months ended April 30, 2024, the Company recorded a loss of $184,010 compared to a net loss of $353,724 for the nine months ended April 30, 2023. The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking appropriate action to provide the necessary capital to continue its operations. These steps include, but are not limited to; 1) implementation of a new business plan; 2) focus on sales to minimize the need for capital at this stage; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.

NOTE 4 – COMMITMENTS AND CONTINGIES

Leases

The Company leased office space under a long-term operating lease from a third party through March 31, 2024.  Monthly rent during the nine months ended April 30, 2024 was $1,600 per month. Subsequent to the maturity of that lease the Company entered into an agreement, with a related party, to share their office space, at no cost to Peregrine.

U.S. Small Business Administration Loan and Agreement

On February 19, 2022 the U.S. Small Business Administration authorized a secured loan, in the amount of $116,800, to Mace Corporation. The loan balance, bearing interest of 3.75%, with payments of $602 per month beginning 24 months after the aforementioned date, will be due and payable in 30 years. The SBA has extended the commencement of payments until August 1, 2024.

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

On March 18, 2024 the Company issued, to a service provider, 60,000 common restricted shares, recorded at an average cost of $0.15 per share.

Preferred Stock

The articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued.

NOTE 6 – SUBSEQUENT EVENTS:

Subsequent to April 30, 2024 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

4

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged in a variety of activities, including developing its business plan. As a result, the Company incurred accumulated net losses through April 30, 2024 of $5,002,208 compared to $4,828,154 on July 31, 2023.

Results of Operations during the 9 month period ended April 30, 2024 as compared to the 9 month period ended April 30, 2023.

During the nine months ended, April 30, 2024, the Company generated revenue, of $11,055 from the sale of its baby products compared to $12,183 during the nine months ended April 30, 2023.  During the same period, gross margin for the nine months ended April 30, 2024 was $9,956 compared to $9,215 for the nine months ended April 30, 2023. Overhead during the same nine month period was $184,010, compared to $353,724 which included $185,151 inventory and patent impairment net of $8,833 inventory recovery during for the previous year’s nine months. The land and building occupied by the Companies administrative offices was sold on October 30, 2021 for $679,000 resulting in a cash receipt $632,629 on November 1, 2021 and a profit of $198,204.

Liquidity and Capital Resources

On April 30, 2024 we had $258,136 cash on hand, compared to cash on hand of $397,465 at July 31, 2023, both of which included $632,629 received on November 1, 2021 as proceeds from the sale of the building.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of April 30, 2024 the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as at April 30, 2024. Management has identified corrective actions for the weakness and will periodically re-evaluate the need to add personnel and implement improved review procedures during the fiscal year ended July 31, 2024.

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

Date: July 25, 2024

8